Form 10-Q
period 1996-03-29
OLDE FINANCIAL CORP
filed 1996-05-09
CIK 813180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q



       (MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the quarterly period ended March 29, 1996

                                       OR


[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from _____________________ to ______________________


Commission File Number: 33-22183


                           OLDE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


Michigan                                                                                                             38-2722519
- - -------------------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)                             (I.R.S. Employer Identification No.)

751 Griswold Street Detroit, Michigan                                                                                     48226
- - -------------------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                                             (Zip Code)

(313) 961-6666
- - -------------------------------------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X    No
                                      ---      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


     Common stock, $0.10 par value                    36,810,000
     -----------------------------             -----------------------------
               Class                           Outstanding as of May 8, 1996

                           OLDE Financial Corporation
                                   Form 10-Q
                      For the Period Ended March 29, 1996


                                                                            Page

Part I.            Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial
                   Condition - March 29, 1996 (Unaudited)
                   and December 31, 1995                                        3

                   Consolidated Statements of Operations
                   Three Months Ended
                   March 29, 1996 and March 31, 1995 (Unaudited)                5

                   Consolidated Statements of Cash Flows
                   Three Months Ended March 29, 1996 and
                   March 31, 1995 (Unaudited)                                   6

                   Notes to Consolidated Financial Statements (Unaudited)       7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                13


Part II.           Other Information

          Item 6.  Exhibits and Reports on Form 8-K                             17


                   Signature                                                    18


                   Exhibit Index                                                19


Forward looking statements: Some of the statements under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts are forward-looking statements that involve risks and uncertainties, including but not limited to, the effect of national and international economic and political conditions, the impact of competitive products and services, successful introductions and acceptance of the Company's new products and services, the effect of changes in securities rules and regulations affecting the Company's business, the level and volatility of interest rates, changes in customer investment product preferences, and certain other risks.

Part I. - Financial Information

Item 1. - Financial Statements

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                      March 29, 1996 and December 31, 1995


                                                                                          March 29,     December 31,
                                                                                           1996            1995
                                                                                        (Unaudited)
                                                                                      ------------------------------
Assets:
Cash                                                                                  $   15,276,509  $   32,545,541
Short term investments - at cost which approximates
  market                                                                                  21,548,760      20,388,951
U.S. Government and U.S. Government Agencies securities
  purchased under agreements to resell - at resale amount                                 23,000,000     125,066,000

Special reserve account for benefit of customers:
  U.S. Government securities purchased under
     agreements to resell - at resale amount                                              21,232,000      10,258,000
       Cash                                                                                    6,530           6,808
                                                                                      ------------------------------
                                                                                          21,238,530      10,264,808


Deposits with clearing organizations:
  Cash                                                                                     2,014,964       1,894,061
  U.S. Government and other securities - at market                                         3,703,500       3,827,401
                                                                                      ------------------------------
                                                                                           5,718,464       5,721,462


Receivables:
  Customers                                                                            1,276,555,029   1,286,000,111
  Brokers, dealers and clearing organizations                                             18,031,691      25,984,261
  Other, including $727,498 and $513,310 from,
     affiliates at March 29, 1996 and December 31, 1995,
     respectively                                                                          6,804,483       9,443,661
  Less reserve for doubtful accounts                                                      (1,617,941)     (1,576,801)
                                                                                      ------------------------------
                                                                                       1,299,773,262   1,319,851,232


Securities owned - at market                                                              42,308,908      45,523,348
Property and equipment - at cost less accumulated
  depreciation and amortization of $24,006,077 and $21,588,842
  at March 29, 1996 and December 31, 1995, respectively                                   58,061,071      58,764,062
Exchange memberships - at cost                                                               814,778         814,778
Other                                                                                      2,341,540       6,220,678
                                                                                      ------------------------------
                                                                                      $1,490,081,822  $1,625,160,860
                                                                                      ==============================

See accompanying notes

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                      March 29, 1996 and December 31, 1995


                                                        March 29,     December 31,
                                                          1996            1995
                                                       (Unaudited)
                                                    -------------------------------
Liabilities and Stockholders' Equity:
Payable to customers                                $  868,113,847  $  820,007,186
Payable to brokers and dealers                         264,503,361     473,132,159
Securities sold, not yet purchased - at market           9,139,935       5,968,008
Accrued income taxes                                    10,056,009       3,268,127
Real estate mortgages                                   15,795,320      16,530,674
Capital lease obligations                                5,576,781       6,483,397
Accounts payable, accrued expenses and other,
  including $917,286 and $1,000,503 to affiliates
  at March 29, 1996 and December 31, 1995,
  respectively                                          25,195,679      27,568,995
                                                    ------------------------------
                                                     1,198,380,932   1,352,958,546


Subordinated debt:
  12% Senior subordinated debentures due
     April, 1996                                         7,500,000       7,500,000
  12.5% Senior subordinated debentures due
     August, 1998                                       10,000,000      10,000,000
  9.6% Senior subordinated debentures due
     May, 2002                                          20,000,000      20,000,000
                                                    ------------------------------
                                                        37,500,000      37,500,000

Commitments and contingencies (Note 6)


Stockholders' equity:
  Common stock ($0.10 par value; 40,000,000 shares
     authorized; 36,810,000 and 36,745,000 shares
     issued and outstanding at March 29, 1996
     and December 31, 1995, respectively)                3,681,000       3,674,500
  Retained earnings                                    250,519,890     231,027,814
                                                    ------------------------------
Total stockholders' equity                             254,200,890     234,702,314
                                                    ------------------------------
                                                    $1,490,081,822  $1,625,160,860
                                                    ==============================





See accompanying notes.

                           OLDE Financial Corporation
                     Consolidated Statements of Operations
                           For the Three Months Ended
                       March 29, 1996 and March 31, 1995
                                  (Unaudited)



                                                  Three Months Ended
                                                 March 29,    March 31,
                                                   1996         1995
                                                ------------------------
       Revenues:
         Commissions                            $36,688,337  $29,494,926
         Principal transactions                  32,209,709   32,842,107
         Interest                                25,682,004   21,071,359
         Other                                    3,264,773    2,547,346
                                                ------------------------
       Total revenues                            97,844,823   85,955,738


       Expenses:
         Employee compensation and benefits      31,284,012   26,970,035
         Commissions, floor brokerage and fees    2,571,133    2,470,666
         Communications                           2,566,755    2,416,210
         Advertising and promotional              3,939,843    4,258,921
         General and administrative               6,531,775    4,086,458
         Interest                                11,728,759    8,960,425
         Occupancy                                6,070,485    4,629,998
         Data processing and supplies             2,512,833    1,951,444
                                                ------------------------
       Total expenses                            67,205,595   55,744,157
                                                ------------------------
       Income before income taxes                30,639,228   30,211,581
       Income tax provision                      11,556,000   11,433,000
                                                ------------------------
       Net income                               $19,083,228  $18,778,581
                                                ========================


       Net income per common share              $      0.52  $      0.50
                                                ========================



       Weighted average shares
         outstanding                             36,750,730   37,201,667
                                                ========================





See accompanying notes

                           OLDE Financial Corporation
                     Consolidated Statements of Cash Flows
                           For the Three Months Ended
                       March 29, 1996 and March 31, 1995
                                  (Unaudited)



                                                                      Three Months Ended
                                                                     March 29,     March 31,
                                                                       1996          1995
                                                                   ---------------------------
Cash flows from operating activities:
Net income                                                         $ 19,083,228   $ 18,778,581
Adjustments to reconcile net income to net cash
  provided by  (used in) operating activities:
Depreciation and amortization                                         2,415,968      1,801,436
(Increase) decrease in:
  Special reserve account for benefit of customers                  (10,973,722)    (9,714,907)
  Deposits with clearing organizations                                    2,998        109,245
  Receivables from customer                                           9,445,082     60,562,338
  Receivables from brokers, dealers, and clearing organizations       7,952,570     (5,780,681)
  Receivables from others                                             2,680,318       (148,103)
  Securities purchased under agreements to resell                   102,066,000    (68,497,254)
  Securities owned                                                    3,214,440     (5,941,861)
  Other assets, net                                                   3,879,138        940,585
Increase (decrease) in:
  Payables to customers                                              48,106,661     41,806,320
  Payables to brokers and dealers                                  (208,628,798)   (21,815,883)
  Securities sold, not yet purchased                                  3,171,927        785,516
  Accrued income taxes                                                6,787,882      9,365,093
  Accounts payable, accrued expenses and other liabilities           (2,373,318)     2,867,860
                                                                   ---------------------------
Net cash provided by (used in) operating activities                 (13,169,626)    25,118,285

Cash flows used in investing activities:
Capital expenditures                                                 (1,712,976)    (3,323,452)

Cash flows provided by (used in) financing activities:
Issuance of common stock                                                415,350              -
Redemption of common stock                                                    -       (853,917)
Principal payments on real estate mortgages                            (735,355)      (362,964)
Real estate mortgages obtained                                                -      1,570,000
Principal payments on capital lease obligations                        (906,616)      (897,856)
                                                                   ---------------------------
Net cash used in financing activities                                (1,226,621)      (544,737)
                                                                   ---------------------------

Net increase (decrease) in cash                                     (16,109,223)    21,250,096
Cash and cash equivalents at the beginning of period                 52,934,492     49,078,410
                                                                   ---------------------------
Cash and cash equivalents at end of period                         $ 36,825,269   $ 70,328,506
                                                                   ===========================




See accompanying notes

                           OLDE Financial Corporation
                   Notes to Consolidated Financial Statements
                                 March 29, 1996
                                  (Unaudited)

1.  Business

The accompanying financial statements present the consolidated financial statements of the Company and its subsidiaries, OLDE Discount Corporation ("OLDE Discount"), American Brokerage Services, Inc. ("ABS"), OLDE Asset Management , Inc. ("OAM"), OLDE Realty Corporation ("ORC"), OLDE Property Corporation ("OPC"), OLDE Equipment Corporation ("OEC"), Realty Acquisitions, Inc. ("RAI"), and Smart Travel, Inc. ("STI"). Material intercompany balances have been eliminated for all periods presented.

The Company is a financial services company. OLDE Discount engages in a discount securities brokerage business primarily for retail customers throughout the United States. OLDE Discount also engages in market making and specialist activities in common stocks and is a dealer in corporate and municipal bonds and U. S. Government securities.

Other products and services provided to customers include: stock research and recommendations; money market funds with sweep provisions for settlement of customer transactions; fixed-income products; mutual funds; margin accounts; accounts offering checking privileges; option accounts; and individual retirement accounts with no annual fee.

OAM provides portfolio management and administrative services to the OLDE Custodian Fund. ORC, OPC, and RAI are engaged in the analysis, holding and operation of commercial real estate, held primarily for lease to OLDE Discount. OEC acquires computer hardware and software, primarily for lease to OLDE Discount. STI provides travel management and purchasing services primarily to OLDE Discount.


2.  Significant accounting policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 29, 1996 and December 31, 1995, and the results of its operations and its cash flows for the periods ended March 29, 1996 and March 31, 1995. The Company's accounting policies have been consistently followed. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, and periodic reports on other Forms 10-Q. Results for interim periods may not be indicative of results for the entire year.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OLDE Discount is a registered securities broker-dealer and accounts for securities transactions (and related commission revenue and expense) on the trade date basis. The risk of loss on transactions as of trade date is equivalent to the risk of loss on settlement date and relates to customers' or other brokers' inability to meet the terms of contracts. Credit risk is reduced by obtaining and maintaining adequate collateral until the contract is settled.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

2.  Significant accounting policies (continued)

The Company is a party to financial instruments with off balance sheet risk in its normal course of business. The Company is required, in the event of the non-delivery of customers' securities owed the Company by other broker-dealers, or by its customers, to purchase identical securities in the open market. Such purchases could result in losses not reflected in the accompanying financial statements.

Securities owned and securities sold, not yet purchased, are carried at market value. Unrealized gains and losses are reflected in operations. Sales of securities not yet purchased represent an obligation of the Company to deliver specified securities at a predetermined date and price. The Company will be obligated to acquire the required securities at prevailing market prices in the future to satisfy this obligation.

Securities purchased under agreements to resell are treated as financing transactions and are carried at the amounts at which the securities will be subsequently resold as specified in the respective agreements. Collateral relating to investments in repurchase agreements is held by independent custodian banks. The securities are valued daily and collateral added whenever necessary to bring the market value of the underlying collateral equal to or greater than the repurchase price specified in the contracts.

Depreciation and amortization are provided using both straight-line and accelerated methods over estimated useful lives of three to thirty nine years. Leasehold improvements are amortized using both straight-line and accelerated methods.

The Company considers all non-segregated highly liquid investments (short-term investments) with a maturity of three months or less when purchased to be cash equivalents.

The Company does not provide post-employment retirement benefits for any of its officers, directors or employees.


3.  Special reserve account for benefit of customers

U.S. Government securities purchased under agreements to resell and cash have been segregated in a special reserve account for the exclusive benefit of customers pursuant to federal regulations under Rule 15c3-3 of the Securities Exchange Act of 1934.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

4.  Receivables

Receivables from customers include amounts due on margin and cash transactions. The receivables are collateralized by customers' securities held, which are not reflected in the financial statements.

Receivables from brokers generally are collected within thirty days and are collateralized by securities in physical possession, on deposit, or receivable from customers or other brokers. The Company does business with brokers that for the most part are members of the major securities exchanges.

The Company monitors the credit standing of broker-dealers and customers with whom it conducts business. In addition, the Company monitors the market value of collateral held and the market value of securities receivable from others. The Company obtains additional collateral if insufficient protection against loss exists.


5.  Securities lending

At March 29, 1996, funds obtained under securities lending agreements amounted to $261.9 million. Securities loaned are securities held by customers on margin. When loaning securities OLDE Discount receives cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted daily for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate with short-term interest rates.


6.  Bank lines of credit, debt, commitments and contingencies

At March 29, 1996, bank lines of credit available to OLDE Discount amounted to $180 million including a commitment for a letter of credit in the amount of $10 million. A line of credit in the amount of $80 million may be withdrawn at the discretion of the bank. A $100 million committed line of credit expires on August 28, 1996 and, subject to the terms of the agreement, may be extended for one year at the bank's discretion. A separate commitment for a letter of credit in the amount of $25 million was also available. Short-term bank loans outstanding under the lines of credit are payable either on demand or upon expiry of the line of credit and are collateralized by marketable securities carried for the accounts of margin customers. Loans outstanding bear interest at broker loan rates.

There were no borrowings under these lines of credit at March, 1996 or December 31, 1995. During 1995 and 1996, there were no compensating balance requirements related to these lines of credit.

As of March 29, 1996, OLDE Discount had provided a clearing corporation with letters of credit totaling $31 million which satisfied margin deposit requirements of $25.3 million. These letters of credit are secured by customers' margin securities.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

6.  Bank lines of credit, debt, commitments and contingencies (continued)

OLDE Discount leases office facilities over varying periods extending to 2005. The Company's approximate minimum annual rental commitments under noncancellable operating leases are as follows:


                             1996        $ 3,519,000
                             1997          3,737,000
                             1998          2,565,000
                             1999          1,904,000
                             2000          1,062,000
                             Thereafter      937,000
                                         -----------
                                         $13,724,000
                                         ===========


Certain of the office leases contain renewal options ranging from one to five years. The office leases generally provide for rent escalation resulting from increased real estate assessments for real estate taxes and other charges. Rental expense for office facilities was $492,000 and $527,000, respectively for the three month periods ended March 29, 1996 and March 31, 1995, respectively.

OLDE Discount is a defendant in a number of civil actions arising out of its business as a broker-dealer, including a consolidated class action in Federal court which alleges that 33 securities dealers conspired to fix and maintain artificial bid-ask spreads on certain securities traded in the National Association of Securities dealers Automated Quotation System ("Nasdaq") over-the-counter market, and other purported class actions. The Company believes it has meritorious defenses against these claims and intends to assert them vigorously. It is management's opinion that the disposition of these claims will not have a material adverse effect on the financial condition of the Company.

OLDE Discount is the subject of an investigation by the Securities and Exchange Commission ("SEC"). The investigation has focused on certain sales practices of the broker-dealer. OLDE Discount has cooperated fully with the SEC and does not believe that the broker-dealer has engaged in improper activity. However, at this time this investigation has not been concluded. The SEC may seek to impose a fine and/or other remedial sanctions on OLDE Discount and/or its employees.

The Company, its principal shareholder, OLDE Discount and certain affiliates ("the OLDE Parties") and others, have been named as defendants in a civil action filed on March 17, 1992 by a former executive of the firm. The complaint alleges various tort, contractual, and statutory claims relative to OLDE Discount's termination of the former executive's employment, for cause, and seeks damages of over $20 million together with costs, interest and attorney's fees. The court issued an order compelling the former executive to arbitrate substantially all of his claims against the OLDE parties. The Court of Appeals has compelled arbitration of the remainder of the claims. The Company intends to vigorously defend all claims that have been made against it in this matter, and believes that there are substantial meritorious defenses to the causes of action that have been alleged.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

7. Net capital requirements

OLDE Discount is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and has elected to comply with the alternative net capital requirement, which requires a broker-dealer to maintain minimum net capital equal to the greater of $250,000 or 2% of the combined aggregate debit balances arising from customer transactions, as defined. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $250,000. At March 29, 1996, OLDE Discount's net capital of $236.9 million, which was 18% of aggregate debit items, exceeded by $210.6 million its minimum required net capital of $26.3 million.


8. Income taxes

The difference between the Company's effective tax rate and the statutory tax rate is attributable primarily to the effect of state and local taxes.

The Company paid approximately $900,000 and $1.2 million in income taxes for the three month periods ending March 29, 1996 and March 31, 1995, respectively.


9. Related party transactions

Directors and officers of the Company and their associates maintain cash and margin accounts with OLDE Discount and execute securities transactions through OLDE Discount in the ordinary course of business.

OLDE Discount purchases significant advertising and promotional material from Financial Marketing Services, Inc. ("FMS"), a Michigan corporation wholly-owned by the majority shareholder of the Company, and North American Printing Company ("North American") formerly Sumner Press, Ltd. a Canadian company controlled by FMS. North American supplies FMS with substantially all of OLDE Discount's printed advertising materials. OLDE Discount has agreed to purchase substantially all of its printed materials from FMS. Minimum annual advertising purchases under this agreement will be $2.4 million through 1997. In total, the Company's advertising purchases from FMS amounted to approximately $2.7 million and $2.8 million for the three months ending March 29, 1996 and March 31, 1995, respectively. Other subsidiaries of FMS charged the Company approximately $254,000 and $251,000 primarily for mailing and general services for the same periods, respectively.

Cash disbursements (including deposits made for future deliveries) for office furnishings, office renovation, remodeling materials and other supplies from Canadian Consumer League, Inc., a company owned by the Company's majority shareholder, amounted to approximately $404,000 and $602,000, respectively for the three month periods ended March 29, 1996 and March 31, 1995.

Future rental commitments (see Note 6) include amounts payable to the Company's majority stockholder under various operating leases covering the Company's and OLDE Discount's corporate headquarters and other facilities. The leases expire in 2000, and provide for monthly rental payments of $39,659, $13,148 and $14,500. OLDE Discount pays utilities, real estate taxes and other occupancy expenses under these leases.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

9. Related party transactions (continued)

At March 29, 1996 and December 31, 1995, the Company held investments of $21.5 million and $20.4 million, respectively, in shares of money market mutual funds sponsored and managed by subsidiaries of the Company.


10. Estimated fair values of financial instruments

Generally accepted accounting principles currently require disclosure of estimated fair values of financial instruments. The Company uses present value techniques to determine the estimated values of its financial instruments where quoted market values are not available. These techniques require judgment, and the estimates may be significantly affected by the assumptions made. A portion of the Company's financial instruments are securities, traded in nationally recognized financial markets. These instruments are carried in the Company's financial statements at quoted market value or the market value for comparable securities which represents estimated fair value. Changes in market values of these instruments are reflected in current operating results.

A substantial portion of the Company's other financial instruments, consisting primarily of customer margin loans and customer credit balances, earn or pay rates of interest that change in accordance with general changes in short-term interest rates. Such instruments are carried in the financial statements at the amount receivable or payable on demand, which is considered to be the estimated fair value. Outstanding subordinated debentures of the Company pay rates of interest fixed at the time of their issuance. The estimated value of these debentures fluctuates inversely to changes in interest rates. The excess of estimated market value of the debentures compared to their recorded cost based on interest rates in effect at March 29, 1996 and December 31, 1995, is not considered material.

The above disclosures do not extend to estimated fair value amounts for items not defined as financial instruments by FASB No. 107 "Disclosures About Fair Value of Financial Instruments", for example customer relationships, which possess significant value.


11. Non cash financing activities

The Company incurred liabilities for capital lease obligations in the amount of approximately $1.3 million for the three month period ending March 31, 1995.
No capital lease obligations were incurred for the three month period ending March 29, 1996. These transactions affected the Company's recognized liabilities but were not characterized by the receipt or payment of cash.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations


                           OLDE Financial Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations

                                    General

The following discussion of the Company's financial condition and results of operations for the periods indicated, should be read in conjunction with the Financial Statements and related notes thereto. Unless otherwise indicated, all references to the term "Company" refers to OLDE Financial Corporation and its consolidated subsidiaries.

The business of the Company, like that of other firms in the securities business, is directly affected by general fluctuations in transaction volumes and price levels in U.S. securities markets. These are affected by a multitude of national and international economic and political factors and changing legislation and regulations, that are unpredictable. Accordingly, results for any interim period may not necessarily be indicative of results for an entire fiscal year.

The securities industry is governed by extensive regulation under both Federal and state laws, including regulation delegated to self-regulatory organizations. The primary stated purpose of the regulations is the protection of investors and the securities markets. New legislation, changes in rules by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of current regulations may directly affect the methods of operation and profitability of securities broker-dealers.

As a result of recent regulatory and legislative proposals, the manner in which the securities brokerage firms conduct business may change. Current practices may change in response to new rules, advances in technology or increased disclosure requirements. If implemented, new or modified market systems would have significant impact on the manner in which all brokerage firms, including OLDE Discount, conduct business and could have a corresponding negative impact on revenues. The Company anticipates that it will adapt the conduct of its business to any new market environment and continue to promote brokerage services providing benefit and value to its customers.

                              Financial Condition

From December 31, 1995, total assets of the Company decreased by $135.1 million to $1.5 billion at March 29, 1996. Cash decreased by $17.3 million and firm investments in repurchase agreements decreased by $102.1 million. Net receivables, consisting primarily of secured margin loans, decreased $20.1 million as the Company's customers margin loan balances decreased.

Total liabilities decreased $154.6 million from December 31, 1995 to $1.2 billion at March 29, 1996. There was a $48 million increase in payables to customers as customer credit balances increased. There was a $208.6 million decrease in payables to broker-dealers and clearing organizations, primarily a result of decreased securities lending balances. Accrued income taxes increased $6.8 million.

Shareholder's equity increased by $19.1 million during the three month period to $252 million as a result of earnings.

                          OLDE Financial Corporation
         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)

       Results of Operations for the Three Months Ended March 29, 1996
               Compared to the Three Months Ended March 31, 1995

Total revenues for the three months ended March 29, 1996 increased by $11.9 million or 13.8% compared to the three months ended March 31, 1995. There were increases in revenue from commissions and interest.

Total expenses increased by $11.5 million or 20.6%, primarily due to increases in employee compensation and interest expense.

Pretax income increased by $428,000 or 1.5%. Net income increased by $305,000 or 1.6%.

Commission revenue increased by $7.2 million, or 24.4%, primarily due to an increase in retail customer trading activity.

Interest revenue increased by $4.6 million, or 21.9%, primarily due to higher average balances of customer margin loans outstanding. The determinants of the Company's interest revenue are the average balances of invested assets and the rates of interest earned. Interest rates on all of these assets fluctuate with market conditions. The primary components of interest revenue are identified in Table I.

                           Table I - Interest Revenue
                             (Dollars in thousands)


                                               Three Months Ended
                                             March 29,     March 31,
                                               1996          1995
                                             -----------------------
               Customer margin balances        $23,377      $19,110
               Repurchase agreements             1,363        1,377
               U.S. Government securities           57           25
               Securities borrowed                 211          339
               Other                               674          220
                                               --------------------
                              Total            $25,682      $21,071
                                               ====================


Revenue from principal transactions decreased $632,000 or 1.9%, as OLDE Discount experienced a decline in revenue from its market making, and other firm trading activities. Revenues derived from the trading of equity securities were $25.5 million and $27.4 million for the three month periods ending March 29, 1996 and March 31, 1995, respectively. This represents a decrease of $1.9 million or 6.9%. Revenues from the trading of fixed income securities were $6.7 million and $5.4 million for the same period, respectively. This represents an increase of $1.3 million or 24.1%. Trading revenues are affected by a variety of factors which cannot be predicted including, but not limited to, market liquidity, volatility, trader skill, national and international economic conditions, and legislation and regulation affecting the U.S. and international business and financial communities. Changes in any of these factors may affect revenue derived from these activities.

                          OLDE Financial Corporation
         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)

Compensation expense increased $4.3 million or 16% primarily due to increases in salary and commission expense for salespersons and salaries for other staff. The increase in commissions reflects the increase in revenues. Staffing levels were also increased from the year earlier period.

Interest expense increased $2.8 million or 30.9% primarily due to increases in average customer credit balances. In addition, average securities lending balances were greater than in the year earlier period. The components of interest expense are identified in Table II.

                          Table II - Interest Expense
                             (Dollars in thousands)


                                              Three Months Ended
                                             March 29,    March 31,
                                                1996       1995
                                             ----------------------
               Customers credit balances       $ 7,267     $5,883
               Subordinated loans                1,018      1,018
               Securities lending                3,018      1,692
               Other                               426        367
                                             ----------------------
                              Total            $11,729     $8,960
                                             ======================


Advertising and promotion expense decreased $319,000 or 7.5%.

General and administrative expenses increased $2.4 million or 59.8% due to general increases in expenses occurring as a result of an increased volume of business and ongoing expenses related to the matters described in Note 6 to the consolidated financial statements.

Provisions for federal, state and local income taxes increased by $123,000 or 1.1% due to higher pretax income. The difference between the statutory income tax rate and the Company's effective tax rate is primarily due to provisions for state and local income taxes.

                          OLDE Financial Corporation
       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations (Continued)

                        Liquidity and Capital Resources

Most of the Company's assets are highly liquid, consisting primarily of cash, U.S. Government and U.S. Government agencies securities purchased under agreements to resell ( which may be segregated for the exclusive benefit of customers pursuant to regulatory requirements), marketable securities and receivables from customers and other broker-dealers. As of March 29, 1996, approximately $21.2 million of U.S. Government securities purchased under agreements to resell and cash were segregated in special reserve accounts of OLDE Discount for the exclusive benefit of customers. Assets in special reserve accounts are not available to meet obligations of OLDE Discount except to customers. Receivables from customers are collateralized by readily marketable securities in accordance with margin regulations. Receivables from other broker-dealers represent amounts due upon the Company's delivery of securities, either to settle a sell transaction or close a stock borrowed position.

The Company does not regularly hold for its own account or actively engage in the trading of either fixed income securities rated below investment grade ("junk bonds"), derivative securities ("derivatives"), or "penny stocks". As an accommodation to customers, the Company may occasionally hold immaterial positions of such items on a temporary basis.

With the exception of subordinated indebtedness , substantially all of OLDE Discount's liabilities are due on demand of customers or within 30 days. OLDE Discount has historically maintained investment durations of less than 30 days through investment in repurchase agreements.

Customer credit balances have provided the Company's principal subsidiary, OLDE Discount, with the primary source of funds for financing customer margin loans. OLDE Discount has obtained funds from securities lending activities, cash subordinations, and retained earnings as well. Management believes that such sources of funds will continue to provide financing for OLDE Discount in the future.

OLDE Discount has arranged $180 million in secured lines of credit and letters of credit from two banks and it has periodically drawn on these lines of credit. Average daily borrowings, under the Company's current bank arrangements, were less than $318,000 and there were no amounts outstanding at any month end date under the lines of credit during the three months ending March 29, 1996. Other sources of financing for OLDE Discount's operations have been subordinated borrowings and cash generated by operations.

OLDE Property Corporation, the primary real estate subsidiary of the Company, acquired funds through the Company's subordinated debt offering in 1992 and has subsequently arranged mortgage financing for additional real estate acquisitions. To the extent that the Company continues to increase its real property interests, an increased percentage of the Company's consolidated assets will not be liquid.

As a broker-dealer registered with the Securities and Exchange Commission, OLDE Discount is subject to regulatory net capital requirements designed to ensure the financial integrity and liquidity of broker-dealers. As of March 29, 1996, OLDE Discount had net capital for regulatory purposes of $236.9 million which exceeded its minimum net capital requirement by $210.6 million. See also, Note 7 to Consolidated Financial Statements.

Part II. - Other Information

Item 6. Exhibits and Reports on Form 8-K

                 (b) There were no reports filed on Form 8-K during the quarterly period ended March 29, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 8, 1996                 OLDE Financial Corporation
                                    --------------------------
                                          (Registrant)



                                          By:/s/ Randal J. Mudge
                                          ----------------------
                                          Randal J. Mudge
                                          President and Director



                                          By:/s/ Mack H. Sutton
                                          ---------------------
                                          Mack H. Sutton
                                          Chief Financial Officer

                                 Exhibit Index
                                 -------------


Exhibit
 No.                               Description
- - -------                            -----------

27            Broker-Dealers and Broker Dealer Holding Companies
              Financial Data Schedule BD, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.