Form 10-Q
period 1996-06-28
OLDE FINANCIAL CORP
filed 1996-08-09
CIK 813180

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                   FORM 10-Q



     (MARK ONE)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 28, 1996
                                    --------------------------------------------

                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ------------------------

Commission File Number: 33-22183
                        --------------------------------------------------------


                           OLDE FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


Michigan                                                              38-2722519
- --------------------------------------------------------------------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)


751 Griswold Street Detroit, Michigan                                      48226
- --------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)
(313) 961-6666
- --------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X       No
                                -----         -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Common stock, $0.10 par value             36,810,000
        -----------------------------  --------------------------------
                  Class                Outstanding as of August 8, 1996

                           OLDE Financial Corporation
                                   Form 10-Q
                       For the Period Ended June 28, 1996


                                                                          Page
Part I.            Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial
                   Condition - June 28, 1996 (Unaudited)
                   and December 31, 1995                                   3

                   Consolidated Statements of Operations
                   Three Months and Six Months Ended
                   June 28, 1996 and June 30, 1995 (Unaudited)             5

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 28, 1996 and
                   June 30, 1995 (Unaudited)                               6

                   Notes to Consolidated Financial Statements (Unaudited)  7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           13


Part II.           Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        18


                   Signature                                               19





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

Part I. - Financial Information

Item 1. - Financial Statements

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                      June 28, 1996 and December 31, 1995


                                                                   June 28,        December 31,
                                                                     1996             1995
                                                                  (Unaudited)
                                                                -------------------------------
Assets:
Cash                                                            $   23,840,378   $   32,545,541
Short term investments - at cost which approximates
  market                                                            21,992,542       20,388,951
U.S. Government and U.S. Government Agencies securities
  purchased under agreements to resell - at resale amount           27,000,000      125,066,000

Special reserve account for benefit of customers:
  U.S. Government securities purchased under
     agreements to resell - at resale amount                        25,242,000       10,258,000

  Cash                                                                   6,073            6,808
                                                                -------------------------------
                                                                    25,248,073       10,264,808

Deposits with clearing organizations:
  Cash                                                               2,009,965        1,894,061
  U.S. Government and other securities - at market                   3,690,126        3,827,401
                                                                -------------------------------
                                                                     5,700,091        5,721,462

Receivables:
  Customers                                                      1,352,845,911    1,286,000,111
  Brokers, dealers and clearing organizations                       20,299,014       25,984,261
  Other, including $365,831 and $513,310 from,
     affiliates at June 28, 1996 and December 31, 1995,
     respectively                                                   10,992,368        9,443,661
  Less reserve for doubtful accounts                                (1,620,097)      (1,576,801)
                                                                -------------------------------
                                                                 1,382,517,196    1,319,851,232


Securities owned - at market                                        31,043,896       45,523,348
Property and equipment - at cost less accumulated
  depreciation and amortization of $26,091,348 and $21,588,842
  at June 28, 1996 and December 31, 1995, respectively              57,173,589       58,764,062
Exchange memberships - at cost                                         814,778          814,778
Other                                                                7,196,648        6,220,678
                                                                -------------------------------
                                                                $1,582,527,191   $1,625,160,860
                                                                ===============================


See accompanying notes

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                      June 28, 1996 and December 31, 1995


                                                                   June 28,        December 31,
                                                                     1996             1995
                                                                  (Unaudited)
                                                                -------------------------------
Liabilities and Stockholders' Equity:
Payable to customers                                            $  823,447,555   $  820,007,186
Payable to brokers and dealers                                     394,556,623      473,132,159
Securities sold, not yet purchased - at market                       9,707,735        5,968,008
Accrued income taxes                                                 1,967,692        3,268,127
Real estate mortgages                                               14,719,165       16,530,674
Capital lease obligations                                            5,526,346        6,483,397
Accounts payable, accrued expenses and other
  including $1,249,839 and $1,000,503 to affiliates
  at June 28, 1996 and December 31, 1995,
  respectively                                                      28,675,271       27,568,995
                                                                -------------------------------
                                                                 1,278,600,387    1,352,958,546


Subordinated debt:
  12% Senior subordinated debentures due
     April, 1996                                                        -             7,500,000
  12.5% Senior subordinated debentures due
     August, 1998                                                   10,000,000       10,000,000
  9.6% Senior subordinated debentures due
     May, 2002                                                      20,000,000       20,000,000
                                                                -------------------------------
                                                                    30,000,000       37,500,000

Commitments and contingencies (Note 6)


Stockholders' equity:
  Common stock ($0.10 par value; 40,000,000 shares
     authorized; 36,810,000 and 36,745,000 shares
     issued and outstanding at June 28, 1996
     and December 31, 1995, respectively)                            3,681,000        3,674,500
  Retained earnings                                                270,245,804      231,027,814
                                                                -------------------------------
Total stockholders' equity                                         273,926,804      234,702,314
                                                                -------------------------------
                                                                $1,582,527,191   $1,625,160,860
                                                                ===============================


See accompanying notes.

                           OLDE Financial Corporation
                     Consolidated Statements of Operations
                   For the Three Months and Six Months Ended
                        June 28, 1996 and June 30, 1995
                                  (Unaudited)



                                             Three Months Ended         Six Months Ended
                                           June 28,     June 30,      June 28,      June 30,
                                             1996         1995          1996          1995
                                         -------------------------  --------------------------
Revenues:
  Commissions                            $ 40,600,794  $31,698,449  $ 77,289,131  $ 61,193,375
  Principal transactions                   34,680,660   35,034,994    66,890,369    67,877,101
  Interest                                 26,309,785   22,851,799    51,991,789    43,923,158
  Other                                     3,898,765    2,611,730     7,163,538     5,159,076
                                         -------------------------  --------------------------
Total revenues                            105,490,004   92,196,972   203,334,827   178,152,710


Expenses:
  Employee compensation and benefits       35,982,301   30,165,964    67,266,313    57,135,999
  Commissions, floor brokerage and fees     2,509,244    2,284,785     5,080,377     4,755,451
  Communications                            2,914,692    2,364,662     5,481,447     4,780,872
  Advertising and promotional               4,813,305    4,585,614     8,753,148     8,844,535
  General and administrative                7,775,372    5,215,312    14,307,147     9,301,770
  Interest                                 12,068,461    9,716,641    23,797,220    18,677,066
  Occupancy                                 5,653,958    4,649,592    11,724,443     9,279,590
  Data processing and supplies              2,436,757    2,042,387     4,949,590     3,993,831
                                         -------------------------  --------------------------
Total expenses                             74,154,090   61,024,957   141,359,685   116,769,114
                                         -------------------------  --------------------------
Income before income taxes                 31,335,914   31,172,015    61,975,142    61,383,596
Income tax provision                       11,610,000   11,924,000    23,166,000    23,357,000
                                         -------------------------  --------------------------
Net income                               $ 19,725,914  $19,248,015  $ 38,809,142  $ 38,026,596
                                         =========================  ==========================

Net income per common share              $       0.53  $      0.52  $       1.05  $       1.02
                                         =========================  ==========================

Weighted average shares
  outstanding                              36,810,000   37,195,000    36,781,167    37,198,315
                                         =========================  ==========================


See accompanying notes

                           OLDE Financial Corporation
                     Consolidated Statements of Cash Flows
                            For the Six Months Ended
                        June 28, 1996 and June 30, 1995
                                  (Unaudited)



                                                                      Six Months Ended
                                                                    June 28,       June 30,
                                                                      1996           1995
                                                                 ---------------------------
Cash flows from operating activities:
Net income                                                       $ 38,809,142   $ 38,026,596
Adjustments to reconcile net income to net cash
  provided by  (used in) operating activities:
Depreciation and amortization                                       4,501,239      3,816,212
(Increase) decrease in:
  Special reserve account for benefit of customers                (14,983,265)  (138,303,535)
  Deposits with clearing organizations                                 21,371        758,508
  Receivables from customer                                       (66,845,800)    18,532,777
  Receivables from brokers, dealers, and clearing organizations     5,685,247     (8,206,289)
  Receivables from others                                          (1,505,411)        53,831
  Securities purchased under agreements to resell                  98,066,000     (7,012,000)
  Securities owned                                                 14,479,452     (6,963,601)
  Other assets, net                                                  (975,970)     1,319,269
Increase (decrease) in:
  Payables to customers                                             3,440,369    109,886,862
  Payables to brokers and dealers                                 (78,575,536)    (8,239,872)
  Securities sold, not yet purchased                                3,739,727      1,125,646
  Accrued income taxes                                             (1,300,435)      (369,771)
  Accounts payable, accrued expenses and other liabilities          1,106,274      3,828,189
                                                                 ---------------------------
Net cash provided by (used in) operating activities                (5,662,404)     8,252,822

Cash flows used in investing activities:
Capital expenditures                                               (2,910,766)    (6,521,802)

Cash flows provided by (used in) financing activities:
Issuance of common stock                                              415,350          -
Redemption of common stock                                              -           (853,917)
Payment of Senior Subordinated Debt                                (7,500,000)         -
Principal payments on real estate mortgages                        (1,811,509)    (1,170,470)
Real estate mortgages obtained                                          -          6,927,500
Principal payments on capital lease obligations                      (957,051)    (1,877,094)
                                                                 ---------------------------
Net cash used in financing activities                              (9,853,210)     3,026,019
                                                                 ---------------------------

Net increase (decrease) in cash                                    (7,101,572)     4,757,039
Cash and cash equivalents at the beginning of period               52,934,492     49,078,410
                                                                 ---------------------------
Cash and cash equivalents at end of period                       $ 45,832,920   $ 53,835,449
                                                                 ===========================

See accompanying notes

                           OLDE Financial Corporation
                   Notes to Consolidated Financial Statements
                                  June 28,1996
                                  (Unaudited)

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

OAM provides portfolio management and administrative services to the OLDE Custodian Fund, a mutual fund sponsor. ORC, OPC, and RAI are engaged in the acquisition, ownership and operation of commercial real estate, leased primarily to OLDE Discount. OEC leases computer hardware and software to OLDE Discount. STI provides travel management and purchasing services primarily to OLDE Discount. ABS is currently inactive.


2.  Significant accounting policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 28, 1996 and December 31, 1995, and the results of its operations and its cash flows for the periods ended June 28, 1996 and June 30, 1995. The Company's accounting policies have been consistently followed. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, and periodic reports on other Forms 10-Q. Results for interim periods may not be indicative of results for the entire year.

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


5.  Securities lending

At June 28, 1996, funds obtained under securities lending agreements amounted to $393.8 million. Securities loaned are securities held by customers on margin. When loaning securities OLDE Discount receives cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted daily for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate with short-term interest rates.


6.  Bank lines of credit, debt, commitments and contingencies

At June 28, 1996, bank lines of credit available to OLDE Discount amounted to $180 million. A line of credit in the amount of $80 million may be withdrawn at the discretion of the bank. A $100 million committed line of credit expires on August 28, 1996 and, subject to the terms of the agreement, may be extended for one year at the bank's discretion. Separate commitments for letters of credit in the amount of $45 million were also available. Short-term bank loans outstanding under the lines of credit are payable either on demand or upon expiration of the line of credit and are collateralized by marketable securities carried for the accounts of margin customers. Loans outstanding bear interest at broker loan rates.

There were no borrowings under these lines of credit at June 28, 1996 or December 31, 1995. During 1995 and 1996, there were no compensating balance requirements related to these lines of credit.

As of June 28, 1996, OLDE Discount had provided a clearing corporation with letters of credit totaling $30 million which satisfied margin deposit requirements of $23.5 million. These letters of credit are secured by customers' margin securities.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

6.  Bank lines of credit, debt, commitments and contingencies (continued)

OLDE Discount leases office facilities over varying periods extending to 2005. The Company's approximate minimum annual rental commitments under noncancellable operating leases are as follows:


         1996                           $ 2,534,000
         1997                             4,010,000
         1998                             2,751,000
         1999                             2,034,000
         2000                             1,135,000
         Thereafter                         944,000
                                        -----------
                                        $13,408,000
                                        ===========

Certain of the office leases contain renewal options ranging from one to five years. The office leases generally provide for rent escalation resulting from increased real estate assessments for real estate taxes and other charges. Rental expense for office facilities under noncancellable operating leases was $3,797,100 and $3,002,400, respectively for the six month periods ended June 28, 1996 and June 30, 1995.

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

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

7. Net capital requirements

OLDE Discount is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and has elected to comply with the alternative net capital requirement, which requires a broker-dealer to maintain minimum net capital equal to the greater of $250,000 or 2% of the combined aggregate debit balances arising from customer transactions, as defined. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $250,000. At June 28, 1996, OLDE Discount's net capital of $244.1 million, which was 18% of aggregate debit items, exceeded by $216.3 million its minimum required net capital of $27.8 million.


8. Income taxes

The difference between the Company's effective tax rate and the statutory tax rate is attributable primarily to the effect of state and local taxes.

The Company paid approximately $25.9 million and $22.9 million in income taxes for the six month periods ending June 28, 1996 and June 30, 1995, respectively.


9. Related party transactions

Directors and officers of the Company and their associates maintain cash and margin accounts with OLDE Discount and execute securities transactions through OLDE Discount in the ordinary course of business.

OLDE Discount purchases significant advertising and promotional material from Financial Marketing Services, Inc. ("FMS"), a Michigan corporation wholly-owned by the majority shareholder of the Company, and North American Printing Company ("North American") formerly Sumner Press, Ltd., a Canadian company controlled by FMS. North American supplies FMS with substantially all of OLDE Discount's printed advertising materials. OLDE Discount has agreed to purchase substantially all of its printed materials from FMS. Minimum annual advertising purchases under this agreement will be $2.4 million through 1997. In total, the Company's advertising purchases from FMS amounted to approximately $5.5 million and $6.3 million for the six months ending June 28, 1996 and June 30, 1995, respectively. Other subsidiaries of FMS charged the Company approximately $451,000 and $441,000 primarily for mailing and general services for the same periods, respectively.

Cash disbursements (including deposits made for future deliveries) for office furnishings, office renovation, remodeling materials and other supplies from Canadian Consumer League, Inc., a company owned by the Company's majority shareholder, amounted to approximately $685,000 and $1.9 million, respectively for the six month periods ended June 28, 1996 and June 30, 1995.

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

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

9. Related party transactions (continued)

At June 28, 1996 and December 31, 1995, the Company held investments of $22 million and $20.4 million, respectively, in shares of money market mutual funds sponsored and managed by subsidiaries of the Company.


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

A substantial portion of the Company's other financial instruments, consisting primarily of customer margin loans and customer credit balances, earn or pay rates of interest that change in accordance with general changes in short-term interest rates. Such instruments are carried in the financial statements at the amount receivable or payable on demand, which is considered to be the estimated fair value. Outstanding subordinated debentures of the Company pay rates of interest fixed at the time of their issuance. The estimated value of these debentures fluctuates inversely to changes in interest rates. The excess of estimated market value of the debentures compared to their recorded cost based on interest rates in effect at June 28, 1996 and December 31, 1995, is not considered material.

The above disclosures do not extend to estimated fair value amounts for items not defined as financial instruments by FASB No. 107 "Disclosures About Fair Value of Financial Instruments", for example customer relationships, which possess significant value.


11. Non cash financing activities

The Company incurred liabilities for capital lease obligations in the amount of approximately $1.6 million for the six month period ending June 30, 1995. Capital lease obligations in the amount of $858,000 were incurred for the six month period ending June 28, 1996. These transactions affected the Company's recognized liabilities but were not characterized by the receipt or payment of cash.

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

In July 1996, OLDE Discount and 23 other Nasdaq market-makers settled a two-year Department of Justice investigation regarding allegations of anti-competitive pricing behavior in the Nasdaq market. The industry-wide settlement resolved all aspects of the investigation without admission or finding of liability. The settlement is consistent with the Company's commitment to advancing the best interests of its customers. The settlement contains no monetary fine, and the settling market-makers have undertaken to comply with specified trading practices and procedures.

                              Financial Condition

From December 31, 1995, total assets of the Company decreased by $42.6 million to $1.6 billion at June 28, 1996. Cash decreased by $7.1 million and firm investments in repurchase agreements decreased by $98.1 million. Net receivables, consisting primarily of secured margin loans, increased $62.7 million as the Company's customers margin loan balances increased.

Total liabilities decreased by $81.9 million from December 31, 1995 to $1.3 billion at June 28, 1996. There was a $3.4 million increase in payables to customers as customer credit balances increased. There was a $78.6 million decrease in payables to broker-dealers and clearing organizations, primarily a result of decreased securities lending balances. Accrued income taxes decreased $1.3 million.

Shareholder's equity increased by $39.2 million during the six month period to $273.9 million as a result of earnings.

                           OLDE Financial Corporation
         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)

         Results of Operations for the Three Months Ended June 28, 1996
                Compared to the Three Months Ended June 30, 1995

Total revenues for the three months ended June 28, 1996 increased by $13.3 million or 14.4% compared to the three months ended June 30, 1995. There were increases in revenue from commissions and interest.

Total expenses increased by $13.1 million or 21.5%, primarily due to increases in employee compensation expense, general and administrative expenses, and interest expense.

Pretax income increased by $164,000 or .5% to $31.3 million. Net income increased by $478,000 or 2.5% to $19.7 million.

Commission revenue increased by $8.9 million, or 28%, primarily due to an increase in retail customer trading activity.

Interest revenue increased by $3.5 million, or 15.1%, primarily due to higher average balances of customer margin loans outstanding. The determinants of the Company's interest revenue are the average balances of invested assets and the rates of interest earned. Interest rates on all of these assets fluctuate with market conditions. The primary components of interest revenue are identified in Table I.

                           Table I - Interest Revenue
                             (Dollars in thousands)


                                     Three Months Ended   Six Months Ended
                                     June 28,  June 30,   June 28, June 30,
                                      1996       1995      1996      1995
                                     ------------------   -----------------
     Customer margin balances        $24,518    $19,410   $47,895   $38,520
     Repurchase agreements             1,348      2,528     2,711     3,905
     U.S. Government securities           30         87        87       112
     Securities borrowed                 193        397       404       736
     Other                               221        430       895       650
                                     ------------------   -----------------
                    Total            $26,310    $22,852   $51,992   $43,923
                                     ==================   =================


Revenue from principal transactions decreased $354,000 or 1%, as OLDE Discount experienced a moderate decline in revenue from its firm trading activities. Revenues derived from making markets in equity securities were $26.9 million and $27.7 million for the three month periods ending June 28, 1996 and June 30, 1995, respectively. This represents a decrease of $800,000 or 2.8%. Revenues from dealer activity in fixed income securities were $7.8 million and $7.3 million for the same period, respectively. This represents an increase of $500,000 or 6.2%. Trading revenues are affected by a variety of factors which cannot be predicted including, but not limited to, market liquidity, volatility, trader skill, national and international economic conditions, and legislation and regulation affecting the U.S. and international business and financial communities. Changes in any of these factors may affect revenue derived from these activities.

                           OLDE Financial Corporation
         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)

Compensation expense increased $5.8 million or 19.3% primarily due to increases in salary and commission expense for salespersons and salaries and bonus provision for other staff. The increase in commissions reflects the increase in revenues. Staffing levels were also increased from the year earlier period.

Interest expense increased $2.4 million or 24.2% primarily due to increases in average customer credit balances. In addition, average securities lending balances were greater than in the year earlier period. The components of interest expense are identified in Table II.

                          Table II - Interest Expense
                             (Dollars in thousands)


                                     Three Months Ended   Six Months Ended
                                     June 28,  June 30,   June 28, June 30,
                                      1996       1995      1996      1995
                                     ------------------   -----------------
     Customers credit balances       $ 7,409     $6,291   $14,676   $12,174
     Subordinated loans                  792      1,017     1,810     2,035
     Securities lending                3,457      1,934     6,475     3,626
     Other                               410        475       836       842
                                     ------------------   -----------------
                    Total            $12,068     $9,717   $23,797   $18,677
                                     ==================   =================


Advertising and promotion expense increased $228,000 or 5%.

General and administrative expenses increased $2.6 million or 49.1% due to general increases in expenses occurring as a result of an increased volume of business. Expenses related to legal matters generally described in Note 6 to the consolidated financial statements also increased.

Provisions for federal, state and local income taxes decreased by $314,000 or 2.6% due to lower effective tax rates. The difference between the statutory income tax rate and the Company's effective tax rate is primarily due to provisions for state and local income taxes.

          Results of Operations for the Six Months Ended June 28, 1996
                 Compared to the Six Months Ended June 30, 1995

Total revenues for the six months ended June 28, 1996 increased by $25.2 million or 14.1% compared to the six months ended June 30, 1995.

Total expenses increased by $24.6 million or 21.1% primarily due to employee compensation expense, general and administrative expenses, and interest expense.

Pretax income increased by $592,000 or 1% to just under $62 million. Net income increased by $783,000 or 2.1% to $38.8 million.

Commission revenue increased by $16.1 million or 26.3% primarily due to increased retail trading volume.

Interest revenue increased by $8.1 million or 18.4%, primarily due to increased customer margin loans outstanding. The determinants of the Company's interest revenue are the average balances of invested assets and the rates of interest earned. Interest rates on all of these assets fluctuate with market conditions. The primary components of interest revenue are identified in Table I.

Revenue from principal transactions decreased by $1 million or 1.5%, primarily due to market fluctuations. Revenues derived from making markets in equity securities were $52.5 million and $55.2 million for the six month periods ending June 28, 1996 and June 30, 1995 respectively. This represents a decrease of $2.7 million or 5%. Revenues from dealer activity in fixed income securities were $14.4 million and $12.7 million for the respective periods. This represents an increase of $1.7 million or 13.7%. The Company has sought to increase its dealer business in fixed income securities, including high quality preferred stocks, municipal and corporate bonds.

Trading revenues are subject to a variety of factors including, but not limited to, market liquidity, volatility, trader skill and economic conditions.
Changes in any of these factors may affect revenue derived from these activities.

Compensation expense increased $10.1 million or 17.7% primarily due to increases in salary and commission expense for salespersons and salaries and bonus provision for other staff.

Interest expense increased $5.1 million or 27.4%, due to increases in average customer credit balances and securities lending balances. The components of interest expense are identified in Table II.

Advertising and promotion expense decreased $91,000 or 1%. Occupancy expense increased $2.4 million or 26.4%. The Company continued to refurbish offices and purchase or lease larger branch office locations.

General and administrative expenses increased $5 million or 53.8%. The increase resulted from both an increased volume of business and expenses related to legal matters generally described in Note 6 to the consolidated financial statements.

Communication expense increased $701,000 or 14.7%, mostly as a result of adding telephone lines to service higher staffing levels.

Provisions for federal, state, and local income taxes decreased by $191,000 or
 .8% due to lower effective tax rates. The difference between the statutory income tax rate and the Company's effective tax rate is due primarily to provisions for state and local income taxes.

                           OLDE Financial Corporation
         Management's Discussion and Analysis of Financial Condition
                    and Results of Operations (Continued)

                        Liquidity and Capital Resources

Most of the Company's assets are highly liquid, consisting primarily of cash, U.S. Government and U.S. Government agencies securities purchased under agreements to resell (which may be segregated for the exclusive benefit of customers pursuant to regulatory requirements), marketable securities and receivables from customers and other broker-dealers. As of June 28, 1996, approximately $25.2 million of U.S. Government securities purchased under agreements to resell and cash were segregated in special reserve accounts of OLDE Discount for the exclusive benefit of customers. Assets in special reserve accounts are not available to meet obligations of OLDE Discount except to customers. Receivables from customers are collateralized by readily marketable securities in accordance with margin regulations. Receivables from other broker-dealers represent amounts due upon the Company's delivery of securities, either to settle a sell transaction or close a stock borrowed position.

The Company does not regularly hold for its own account or actively engage in the trading of either fixed income securities rated below investment grade ("junk bonds"), derivative securities ("derivatives"), or "penny stocks". As an accommodation to customers, the Company may occasionally hold immaterial positions of such items on a temporary basis.

With the exception of subordinated indebtedness, substantially all of OLDE Discount's liabilities are due on demand of customers or within 30 days. OLDE Discount has historically maintained investment durations of less than 30 days through investment in repurchase agreements.

Customer credit balances have provided the Company's principal subsidiary, OLDE Discount, with the primary source of funds for financing customer margin loans. OLDE Discount has obtained funds from securities lending activities, cash subordinations, and retained earnings as well. Management believes that such sources of funds will continue to provide financing for OLDE Discount in the future.

OLDE Discount has arranged $180 million in secured lines of credit and letters of credit from two banks and it has periodically drawn on these lines of credit. Average daily borrowings, under the Company's current bank arrangements, were less than $324,000 and there were no amounts outstanding at any month end date under the lines of credit during the six months ending June 28, 1996. Other sources of financing for OLDE Discount's operations have been subordinated borrowings and cash generated by operations.

On April 1, 1996, the Company redeemed its $7.5 million of 12% senior subordinated debentures.

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

As a broker-dealer registered with the Securities and Exchange Commission, OLDE Discount is subject to regulatory net capital requirements designed to ensure the financial integrity and liquidity of broker-dealers. As of June 28, 1996, OLDE Discount had net capital for regulatory purposes of $244.1 million which exceeded its minimum net capital requirement by $216.3 million. See also, Note 7 to Consolidated Financial Statements.

Part II. - Other Information

Item 6.         Exhibits and Reports on Form 8-K

                        (b) There were no reports filed on Form 8-K during the quarterly period ended June 28, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 9, 1996               OLDE Financial Corporation
                                     -----------------------------
                                           (Registrant)



                                           By:/s/ Randal J. Mudge
                                           -----------------------------
                                           Randal J. Mudge
                                           President and Director



                                           By:/s/ Mack H. Sutton
                                           -----------------------------
                                           Mack H. Sutton
                                           Chief Financial Officer

                                 Exhibit Index



Exhibit
No.             Description
- -------         -----------

  27            Broker-Dealers and Broker Dealer Holding Companies
                Financial Data Schedule BD, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.