Form 10-Q
period 1996-09-27
OLDE FINANCIAL CORP
filed 1996-11-06
CIK 813180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q



          (MARK ONE)
[ X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

     For the quarterly period ended September 27, 1996

                                       OR

[   ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                         to
                               ------------------------  ----------------------

Commission File Number: 33-22183
                        -------------------------------------------------------


                           OLDE FINANCIAL CORPORATION
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Michigan                                                                                          38-2722519
------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


751 Griswold Street Detroit, Michigan                                                                  48226
------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                          (Zip Code)

(313) 961-6666
------------------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X    No
                                    -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


       Common stock, $0.10 par value            36,810,000
       -----------------------------  ----------------------------------
                 Class                Outstanding as of November 5, 1996

                           OLDE Financial Corporation
                                   Form 10-Q
                    For the Period Ended September 27, 1996

                                                                           Page

Part I.          Financial Information

        Item 1.  Financial Statements

                 Consolidated Statements of Financial
                 Condition - September 27, 1996 (Unaudited)
                 and December 31, 1995                                        3

                 Consolidated Statements of Operations
                 Three Months and Nine Months Ended
                 September 27, 1996 and September 29, 1995 (Unaudited)        5

                 Consolidated Statements of Cash Flows
                 Nine Months Ended September 27, 1996 and
                 September 29, 1995 (Unaudited)                               6

                 Notes to Consolidated Financial Statements (Unaudited)       7

        Item 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations               13


Part II.         Other Information

        Item 6.  Exhibits and Reports on Form 8-K                            18


                 Signature                                                   19




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

Part I. - Financial Information

Item 1. - Financial Statements

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                    September 27, 1996 and December 31, 1995


                                                                    September 27,     December 31,
                                                                         1996             1995
                                                                      (Unaudited)
                                                                    ------------------------------
Assets:
Cash                                                                 $ 12,539,956     $  32,545,541
Short term investments - at cost which approximates
  market                                                               22,440,720        20,388,951
U.S. Government and U.S. Government Agencies securities
  purchased under agreements to resell - at resale amount             173,659,000       125,066,000

Special reserve account for benefit of customers:
  U.S. Government securities purchased under
     agreements to resell - at resale amount                           25,578,000        10,258,000

     Cash                                                                   6,669             6,808
                                                                   --------------------------------
                                                                       25,584,669        10,264,808
Deposits with clearing organizations:
  Cash                                                                  2,004,964         1,894,061
  U.S. Government and other securities - at market                      3,688,519         3,827,401
                                                                   --------------------------------
                                                                        5,693,483         5,721,462


Receivables:
  Customers                                                         1,118,845,143     1,286,000,111
  Brokers, dealers and clearing organizations                          24,902,760        25,984,261
  Other, including $296,390 and $513,310 from,
     affiliates at September 27, 1996 and December 31, 1995,
     respectively                                                       6,070,178         9,443,661
  Less reserve for doubtful accounts                                   (1,665,025)       (1,576,801)
                                                                   --------------------------------
                                                                    1,148,153,056     1,319,851,232


Securities owned - at market                                           36,731,610        45,523,348
Property and equipment - at cost less accumulated
  depreciation and amortization of $28,555,293 and $21,588,842
  at September 27, 1996 and December 31, 1995, respectively            55,818,786        58,764,062
Exchange memberships - at cost                                            808,778           814,778
Other                                                                   7,140,040         6,220,678
                                                                   --------------------------------
                                                                   $1,488,570,098    $1,625,160,860
                                                                   ================================


See accompanying notes

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                    September 27, 1996 and December 31, 1995


                                                        September 27,          December 31,
                                                            1996                  1995
                                                        (Unaudited)
                                                       ------------------------------------
Liabilities and Stockholders' Equity:
Payable to customers                                   $  929,300,405        $  820,007,186
Payable to brokers and dealers                            178,384,177           473,132,159
Securities sold, not yet purchased - at market              7,904,407             5,968,008
Accrued income taxes                                        2,604,515             3,268,127
Real estate mortgages                                      13,983,810            16,530,674
Capital lease obligations                                   4,799,445             6,483,397
Accounts payable, accrued expenses and other
  including $906,670 and $1,000,503 to affiliates
  at September 27, 1996 and December 31, 1995,
  respectively                                             35,636,671            27,568,995
                                                       ------------------------------------
                                                        1,172,613,430         1,352,958,546


Subordinated debt:
  12% Senior subordinated debentures due
     April, 1996                                                    -             7,500,000
  12.5% Senior subordinated debentures due
     August, 1998                                          10,000,000            10,000,000
  9.6% Senior subordinated debentures due
     May, 2002                                             20,000,000            20,000,000
                                                       ------------------------------------
                                                           30,000,000            37,500,000

Commitments and contingencies (Note 6)


Stockholders' equity:
  Common stock ($0.10 par value; 40,000,000 shares
     authorized; 36,810,000 and 36,745,000 shares
     issued and outstanding at September 27, 1996
     and December 31, 1995, respectively)                   3,681,000             3,674,500
  Retained earnings                                       282,275,668           231,027,814
                                                       ------------------------------------
Total stockholders' equity                                285,956,668           234,702,314
                                                       ------------------------------------
                                                       $1,488,570,098        $1,625,160,860
                                                       ====================================





See accompanying notes.

                           OLDE Financial Corporation
                     Consolidated Statements of Operations
                   For the Three Months and Nine Months Ended
                   September 27, 1996 and September 29, 1995
                                  (Unaudited)



                                                    Three Months Ended                  Nine Months Ended
                                               September 27,  September 29,        September 27,  September 29,
                                                   1996            1995                 1996           1995
                                               ----------------------------        ----------------------------
Revenues:
  Commissions                                    $30,756,704   $ 39,308,365         $108,045,835   $100,501,740
  Principal transactions                          24,040,514     45,584,487           90,930,883    113,461,588
  Interest                                        25,375,454     25,430,482           77,367,243     69,353,640
  Other                                            2,987,218      3,404,584           10,150,756      8,563,660
                                               ----------------------------        ----------------------------
Total revenues                                    83,159,890    113,727,918          286,494,717    291,880,628


Expenses:
  Employee compensation and benefits              27,900,765     37,700,121           95,167,078     94,836,120
  Commissions, floor brokerage and fees            2,397,483      2,613,367            7,477,860      7,368,818
  Communications                                   2,588,508      2,634,260            8,069,955      7,415,132
  Advertising and promotional                      3,719,474      4,389,159           12,472,622     13,233,694
  General and administrative                       8,198,292     10,516,524           22,505,439     19,818,294
  Interest                                        10,923,797     11,345,619           34,721,017     30,022,685
  Occupancy                                        5,915,805      5,301,492           17,640,248     14,581,082
  Data processing and supplies                     2,413,702      2,369,352            7,363,292      6,363,183
                                               ----------------------------        ----------------------------
Total expenses                                    64,057,826     76,869,894          205,417,511    193,639,008
                                               ----------------------------        ----------------------------
Income before income taxes                        19,102,064     36,858,024           81,077,206     98,241,620
Income tax provision                               7,072,200     14,034,000           30,238,200     37,391,000
                                               ----------------------------        ----------------------------
Net income                                       $12,029,864   $ 22,824,024         $ 50,839,006   $ 60,850,620
                                               ============================        ============================


Net income per common share                      $      0.33   $       0.62         $       1.38   $       1.64
                                               ============================        ============================



Weighted average shares
  outstanding                                     36,810,000     37,195,000           36,790,849     37,198,315
                                               ============================        ============================





See accompanying notes

                           OLDE Financial Corporation
                     Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                   September 27, 1996 and September 29, 1995
                                  (Unaudited)



                                                                                Nine Months Ended
                                                                         September 27,      September 29,
                                                                             1996               1995
                                                                         -------------------------------

Cash flows from operating activities:
Net income                                                               $ 50,839,006       $ 60,850,620
Adjustments to reconcile net income to net cash
  provided by  (used in) operating activities:
Depreciation and amortization                                               6,965,184          6,066,369
(Increase) decrease in:
  Special reserve account for benefit of customers                        (15,319,861)          (998,052)
  Deposits with clearing organizations                                         27,979            387,623
  Receivables from customer                                               167,154,968       (383,669,948)
  Receivables from brokers, dealers, and clearing organizations             1,081,501        (11,080,217)
  Receivables from others                                                   3,461,707           (385,954)
  Securities purchased under agreements to resell                         (48,593,000)        10,345,000
  Securities owned                                                          8,791,738        (13,866,644)
  Other assets, net                                                          (913,362)           110,469
Increase (decrease) in:
  Payables to customers                                                   109,293,219         89,097,381
  Payables to brokers and dealers                                        (294,747,982)       233,698,702
  Securities sold, not yet purchased                                        1,936,399            986,245
  Accrued income taxes                                                       (663,612)           620,496
  Accounts payable, accrued expenses and other liabilities                  8,067,674         18,491,771
                                                                         -------------------------------
Net cash provided by (used in) operating activities                        (2,618,442)        10,653,861

Cash flows used in investing activities:
Capital expenditures                                                       (4,019,908)       (11,529,574)

Cash flows provided by (used in) financing activities:
Issuance of common stock                                                      415,350                  -
Redemption of common stock                                                          -         (3,315,144)
Payment of Senior Subordinated Debt                                        (7,500,000)                 -
Principal payments on real estate mortgages                                (2,546,864)        (1,577,060)
Real estate mortgages obtained                                                      -          6,677,500
Principal payments on capital lease obligations                            (1,683,952)        (2,891,810)
                                                                         -------------------------------
Net cash used in financing activities                                     (11,315,466)        (1,106,514)
                                                                         -------------------------------

Net increase (decrease) in cash                                           (17,953,816)        (1,982,227)
Cash and cash equivalents at the beginning of period                       52,934,492         49,078,410
                                                                         -------------------------------
Cash and cash equivalents at end of period                               $ 34,980,676       $ 47,096,183
                                                                         ===============================




See accompanying notes

                           OLDE Financial Corporation
                   Notes to Consolidated Financial Statements
                               September 27,1996
                                  (Unaudited)

1.  Business

The accompanying financial statements present the consolidated financial statements of the Company and its subsidiaries, OLDE Discount Corporation ("OLDE Discount"), American Brokerage Services, Inc. ("ABS"), OLDE Asset Management, Inc. ("OAM"), OLDE Realty Corporation ("ORC"), OLDE Property Corporation ("OPC"), OLDE Equipment Corporation ("OEC"), Realty Acquisitions, Inc. ("RAI"), and Smart Travel, Inc. ("STI"). Material intercompany balances have been eliminated for all periods presented.

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


2.  Significant accounting policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 27, 1996 and December 31, 1995, and the results of its operations and its cash flows for the periods ended September 27, 1996 and September 29, 1995. The Company's accounting policies have been consistently followed.
These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, and periodic reports on other Forms 10-Q. Results for interim periods may not be indicative of results for the entire year.

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


5.  Securities lending

At September 27, 1996, funds obtained under securities lending agreements, which is included with payables to broker dealers, amounted to $177 million. Securities loaned are securities held by customers on margin. When loaning securities OLDE Discount receives cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted daily for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate with short-term interest rates.


6.  Bank lines of credit, debt, commitments and contingencies

At September 27, 1996, bank lines of credit available to OLDE Discount amounted to $180 million. A line of credit in the amount of $80 million may be withdrawn at the discretion of the bank. A $100 million committed line of credit expires in August 1997 and, subject to the terms of the agreement, may be extended for one year at the bank's discretion. Separate commitments for letters of credit in the amount of $45 million were also available. Short-term bank loans outstanding under the lines of credit are payable either on demand or upon expiration of the line of credit and are collateralized by marketable securities carried for the accounts of margin customers. Loans outstanding bear interest at broker loan rates.

There were no borrowings under these lines of credit at September 27, 1996 or December 31, 1995. During 1995 and 1996, there were no compensating balance requirements related to these lines of credit.

As of September 27, 1996, OLDE Discount had provided a clearing corporation with letters of credit totaling $36.5 million which satisfied margin deposit requirements of $31 million. These letters of credit are secured by customers' margin securities.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

6.  Bank lines of credit, debt, commitments and contingencies (continued)

OLDE Discount leases office facilities over varying periods extending to 2005. The Company's approximate minimum annual rental commitments under noncancellable operating leases are as follows:

          1996                           $1,343,000
          1997                            4,498,000
          1998                            3,263,000
          1999                            2,360,000
          2000                            1,417,000
          Thereafter                        979,000
                                        -----------
                                        $13,860,000
                                        ===========



Certain of the office leases contain renewal options ranging from one to five years. The office leases generally provide for rent escalation resulting from increased real estate assessments for real estate taxes and other charges. Rental expense for office facilities under noncancellable operating leases was $5,491,000 and $4,584,000, respectively for the nine month periods ended September 27, 1996 and September 29, 1995.

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

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

7. Net capital requirements

OLDE Discount is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and has elected to comply with the alternative net capital requirement, which requires a broker-dealer to maintain minimum net capital equal to the greater of $250,000 or 2% of the combined aggregate debit balances arising from customer transactions, as defined. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $250,000. At September 27, 1996, OLDE Discount's net capital of $256.8 million, which was 22% of aggregate debit items, exceeded by $233.4 million its minimum required net capital of $23.4 million.


8. Income taxes

The difference between the Company's effective tax rate and the statutory tax rate is attributable primarily to the effect of state and local taxes.

The Company paid approximately $32.3 million and $37.2 million in income taxes for the nine month periods ending September 27, 1996 and September 29, 1995, respectively.


9. Related party transactions

Directors and officers of the Company and their associates maintain cash and margin accounts with OLDE Discount and execute securities transactions through OLDE Discount in the ordinary course of business.

OLDE Discount purchases significant advertising and promotional material from Financial Marketing Services, Inc. ("FMS"), a Michigan corporation wholly-owned by the majority shareholder of the Company, and North American Printing Company ("North American") formerly Sumner Press, Ltd., a Canadian company controlled by FMS. North American supplies FMS with substantially all of OLDE Discount's printed advertising materials. OLDE Discount has agreed to purchase substantially all of its printed materials from FMS. Minimum annual advertising purchases under this agreement will be $2.4 million through 1997. In total, the Company's advertising purchases from FMS amounted to approximately $8.8 million and $9.7 million for the nine months ending September 27, 1996 and September 29, 1995, respectively. Other subsidiaries of FMS charged the Company approximately $642,000 and $730,000 primarily for mailing and general services for the same periods, respectively.

Cash disbursements (including deposits made for future deliveries) for office furnishings, office renovation, remodeling materials and other supplies from Canadian Consumer League, Inc., a company owned by the Company's majority shareholder, amounted to approximately $853,000 and $2.5 million, respectively for the nine month periods ended September 27, 1996 and September 29, 1995.

Future rental commitments (see Note 6) include amounts payable to the Company's majority stockholder under various operating leases covering the Company's and OLDE Discount's corporate headquarters and other facilities. The leases expire in 2000, and provide for monthly rental payments of about $67,300. OLDE Discount pays utilities, real estate taxes and other occupancy expenses under these leases.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

9. Related party transactions (continued)

At September 27, 1996 and December 31, 1995, the Company held investments of $22.4 million and $20.4 million, respectively, in shares of money market mutual funds sponsored and managed by subsidiaries of the Company.


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

A substantial portion of the Company's other financial instruments, consisting primarily of customer margin loans and customer credit balances, earn or pay rates of interest that change in accordance with general changes in short-term interest rates. Such instruments are carried in the financial statements at the amount receivable or payable on demand, which is considered to be the estimated fair value. Outstanding subordinated debentures of the Company pay rates of interest fixed at the time of their issuance. The estimated value of these debentures fluctuates inversely to changes in interest rates. The excess of estimated market value of the debentures compared to their recorded cost based on interest rates in effect at September 27, 1996 and December 31, 1995, is not considered material.

The above disclosures do not extend to estimated fair value amounts for items not defined as financial instruments by FASB No. 107 "Disclosures About Fair Value of Financial Instruments", for example customer relationships, which possess significant value.


11. Non cash financing activities

The Company incurred liabilities for capital lease obligations in the amount of approximately $2.2 million for the nine month period ending September 29, 1995. Capital lease obligations in the amount of $1.1 million were incurred for the nine month period ending September 27, 1996. These transactions affected the Company's recognized liabilities but were not characterized by the receipt or payment of cash.

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

                              Financial Condition

From December 31, 1995, total assets of the Company decreased by $136.6 million to $1.5 billion at September 27, 1996. Cash decreased by $20 million and firm investments in repurchase agreements increased by $48.6 million. Net receivables, consisting primarily of secured customer margin loans, decreased by $171.7 million.

Total liabilities decreased by $187.8 million from December 31, 1995 to $1.2 billion at September 27, 1996. There was a $109.3 million increase in payables to customers as customer credit balances increased. There was a $294.7 million decrease in payables to broker-dealers and clearing organizations, primarily a result of decreased securities lending balances. Accrued income taxes decreased by $664,000.

Shareholder's equity increased by $51.3 million during the nine month period to $286 million primarily as a result of earnings.

                           OLDE Financial Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

      Results of Operations for the Three Months Ended September 27, 1996
             Compared to the Three Months Ended September 29, 1995

Total revenues for the three months ended September 27, 1996 decreased by $30.6 million or 26.9% compared to the three months ended September 29, 1995.

Total expenses decreased by $12.8 million or 16.7%, primarily due to a decrease in employee compensation expense, including commissions and bonus provisions. The decrease in commissions reflects the decrease in revenues.

Pretax income decreased by $17.8 million or 48% to $19.1 million. Net income decreased by $10.8 million or 47.3% to $12 million.

Commission revenue decreased by $8.6 million, or 21.8%, due to the decrease in retail customer trading activity.

Interest revenue was about equal to that of the prior year. The determinants of the Company's interest revenue are the average balances of invested assets and the rates of interest earned. Interest rates on all of these assets fluctuate with market conditions. The primary components of interest revenue are identified in Table I.

                           Table I - Interest Revenue
                             (Dollars in thousands)


                                         Three Months Ended                       Nine Months Ended
                                  September 27,      September 29,          September 27,      September 29,
                                      1996               1995                   1996               1995
                                  --------------------------------          --------------------------------
Customer margin balances                $23,403            $23,037                $71,298            $61,557
Repurchase agreements                     1,334              1,819                  4,045              5,724
U.S. Government securities                   72                 68                    159                180
Securities borrowed                         236                435                    640              1,171
Other                                       330                 71                  1,225                722
                                  --------------------------------          --------------------------------
               Total                    $25,375            $25,430                $77,367            $69,354
                                  ================================          ================================


Revenue from principal transactions decreased by $21.5 million or 47%.
Revenues derived from making markets in equity securities were $18.3 million and $39.3 million for the three month periods ending September 27, 1996 and September 29, 1995, respectively. This represents a decrease of $21 million or 53% attributed primarily to decreased trading volume and the impact of changes in securities regulations affecting the markets for equity securities.
Revenues from dealer activity in fixed income securities were $5.7 million and $6.3 million for the same periods, respectively. This represents a decrease of $600,000 or 9.5%. Overall, such trading revenues are affected by a variety of factors which cannot be predicted including, but not limited to, market liquidity, volatility, trader skill, national and international economic conditions, and legislation and regulation affecting the U.S. and international business and financial communities. Changes in any of these factors may affect revenue derived from securities trading.

                           OLDE Financial Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Compensation expense decreased by $9.8 million or 26% primarily due to decreases in commissions and bonus provision. The decrease in commissions reflects the decrease in revenues. Staffing levels increased from the year earlier period.

Interest expense decreased by $422,000 or 3.7%. Average customer credit balances increased somewhat while average securities lending balances were lower than in the year earlier period. Interest on subordinated debt was reduced by the maturity of $7.5 million of 12% senior subordinated debentures in April 1996. The components of interest expense are identified in Table II.

                          Table II - Interest Expense
                             (Dollars in thousands)


                                     Three Months Ended                   Nine Months Ended
                              September 27,      September 29,      September 27,      September 29,
                                   1996               1995               1996               1995
                              --------------------------------      --------------------------------
Customers credit balances           $ 7,321            $ 6,718            $21,997            $18,892
Subordinated loans                      793              1,018              2,603              3,053
Securities lending                    2,426              3,162              8,901              6,788
Other                                   384                448              1,220              1,290
                                    ---------------------------           --------------------------
               Total                $10,924            $11,346            $34,721            $30,023
                                    ===========================           ==========================


Advertising and promotion expense decreased by $670,000 or 15.3%.

General and administrative expenses decreased by $2.3 million or 22% for the quarter.

Provisions for federal, state and local income taxes decreased by $7 million or 49.6% due to lower pre-tax income than in the same period of the previous year. The difference between the statutory income tax rate and the Company's effective tax rate is primarily due to provisions for state and local income taxes.

       Results of Operations for the Nine Months Ended September 27, 1996
              Compared to the Nine Months Ended September 29, 1995

Total revenues for the nine months ended September 27, 1996 decreased by $5.4 million or 1.9% compared to the nine months ended September 29, 1995.

Total expenses increased by $11.8 million or 6.1% primarily due to increases in general and administrative expenses, occupancy costs, and interest expense.

Pretax income decreased by $17.2 million or 17.5% to $81 million. Net income decreased by $10 million or 16.5% to $50.8 million.

Although down for the third quarter, commission revenue increased by $7.5 million or 7.5% for the nine month period as compared to the nine month total for 1995.

Interest revenue increased by $8 million or 11.6%, primarily due to increased average customer margin loans outstanding over the nine month period, particularly the first half. The determinants of the Company's interest revenue are the average balances of invested assets and the rates of interest earned. Interest rates on all of these assets fluctuate with market conditions. The primary components of interest revenue are identified in Table I.

Revenue from principal transactions decreased by $22.5 million or 19.9%. Revenues derived from making markets in equity securities were $70.8 million and $94.4 million for the nine month periods ending September 27, 1996 and September 29, 1995 respectively. This represents a decrease of $23.6 million or 25% attributed primarily to decreased trading volume and the impact of changes in securities regulations affecting the markets for equity securities. Revenues from dealer activity in fixed income securities were $20.1 million and $19 million for the respective periods. This represents an increase of $1.1 million or 6%. The Company has sought to increase its dealer business in fixed income securities, including high quality preferred stocks, municipal and corporate bonds.

Trading revenues are subject to a variety of factors including, but not limited to, market liquidity, volatility, trader skill, changes in regulations, and economic conditions. Changes in any of these factors may affect revenue derived from securities trading.

Compensation expense was approximately equal to that of the prior year period.

Interest expense increased by $4.7 million or 15.6%, due to increases in average customer credit and securities lending balances for the nine month period. The components of interest expense are identified in Table II.

Advertising and promotion expense decreased $761,000 or 5.8%. Occupancy expense increased $3.1 million or 21%. The Company continued to refurbish offices and purchase or lease larger branch office locations.

General and administrative expenses increased $2.7 million or 13.6%. The increase resulted from both general business activities and expenses related to legal matters generally described in Note 6 to the consolidated financial statements.

Communication expense increased $655,000 or 8.8%, mostly as a result of adding telephone lines to service higher staffing levels.

Provisions for federal, state, and local income taxes decreased by $7.2 or 19.1% due to a decrease in pre-tax income. The difference between the statutory income tax rate and the Company's effective tax rate is due primarily to provisions for state and local income taxes.

                           OLDE Financial Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                        Liquidity and Capital Resources

Most of the Company's assets are highly liquid, consisting primarily of cash, U.S. Government and U.S. Government agencies securities purchased under agreements to resell ( which may be segregated for the exclusive benefit of customers pursuant to regulatory requirements), marketable securities and receivables from customers and other broker-dealers. As of September 27, 1996, approximately $25.6 million of U.S. Government securities purchased under agreements to resell and cash were segregated in special reserve accounts of OLDE Discount for the exclusive benefit of customers. Assets in special reserve accounts are not available to meet obligations of OLDE Discount except to customers. Receivables from customers are collateralized by readily marketable securities in accordance with margin regulations. Receivables from other broker-dealers represent amounts due upon the Company's delivery of securities, either to settle a sell transaction or close a stock borrowed position.

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

Customer credit balances have provided the Company's principal subsidiary, OLDE Discount, with the primary source of funds for financing customer margin loans. OLDE Discount has obtained funds from securities lending activities, subordinated borrowings, and cash generated by operations. Management believes that such sources of funds will continue to provide financing for OLDE Discount in the future.

OLDE Discount has arranged $180 million in secured lines of credit and letters of credit from two banks and it has periodically drawn on these lines of credit. Average daily borrowings, under the Company's current bank arrangements, were less than $275,000 and there were no amounts outstanding at any month end date under the lines of credit during the nine months ending September 27, 1996.

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

As a broker-dealer registered with the Securities and Exchange Commission, OLDE Discount is subject to regulatory net capital requirements designed to ensure the financial integrity and liquidity of broker-dealers. As of September 27, 1996, OLDE Discount had net capital for regulatory purposes of $256.8 million which exceeded its minimum net capital requirement by $233.4 million. See also, Note 7 to Consolidated Financial Statements.

Part II. - Other Information

Item 6.        Exhibits and Reports on Form 8-K

                    (b) There were no reports filed on Form 8-K during the quarterly period ended September 27, 1996.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  November 5, 1996                        OLDE Financial Corporation
                                                --------------------------
                                                (Registrant)



                                                By:/s/ Randal J. Mudge
                                                --------------------------
                                                Randal J. Mudge
                                                President and Director



                                                By:/s/ Mack H. Sutton
                                                --------------------------
                                                Mack H. Sutton
                                                Chief Financial Officer

                                 Exhibit Index


Exhibit
No.              Description
-------          -----------

27               Broker-Dealers and Broker Dealer Holding Companies
                 Financial Data Schedule BD, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.