Form 10-K405
period 1996-12-31
OLDE FINANCIAL CORP
filed 1997-03-31
CIK 813180

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549
                                   FORM 10-K


          (MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the year ended December 31, 1996

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the transition period from            to
                                                    -----------   ---------
                   Commission File Number:    33-22183
-------------------                        ------------------------------------

                           OLDE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



Michigan                                                                                38-2722519
------------------------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

751 Griswold Street Detroit, Michigan                                                      48226
------------------------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                (Zip Code)

(313) 961-6666
------------------------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Sections 12(g) of the Act: None
Securities registered pursuant to the Securities Act of 1933:

Class of Securities                                           Principal Amount
------------------------------------                          ----------------
12.5% Senior Subordinated Debentures  Due August 1, 1998      $10,000,000
9.6% Senior Subordinated Debentures   Due May 1, 2002         $20,000,000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes    X    No
                                                -----     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the Registrant as of the close of business on March 14, 1997:
$10,570,102

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Common stock, $0.10 par value             30,997,124
        -----------------------------  --------------------------------
                   Class               Outstanding as of March 14, 1997


DOCUMENTS INCORPORATED BY REFERENCE:
(1.) Certain exhibits from the Registrant's Regulation Statement filed on Form
     S-1 declared effective April 14, 1988 are incorporated by reference into
     Part IV.
(2.) Certain exhibits from the Registrant's Regulation Statement filed on Form
     S-1 declared effective July 1, 1988 are incorporated by reference into
     Part IV.
(3.) Certain exhibits from the Registrant's Regulation Statement filed on Form
     S-1 declared effective May 6, 1992 are incorporated by reference into Part IV.

                           OLDE FINANCIAL CORPORATION
                        FORM 10-K FOR DECEMBER 31, 1996

                                     INDEX


PART 1
          Item 1.   Business                                                      3
          Item 2.   Properties                                                   13
          Item 3.   Legal Proceedings                                            13
          Item 4.   Submissions of Matters to a Vote of Security Holders         13

PART II
          Item 5.   Market for Registrant's Common Equity and Related
                    Stockholders' Matters                                        14
          Item 6.   Selected Financial Data                                      15
          Item 7.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                          16
          Item 8.   Financial Statements and Supplementary Data                  20
          Item 9.   Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                          20

PART III
          Item 10.  Directors and Executive Officers of the Registrant           21
          Item 11.  Executive Compensation                                       22
          Item 12.  Security Ownership of Certain Beneficial Owners
                    and Management                                               24
          Item 13.  Certain Relationships and Related Transactions               24

PART IV
          Item 14.  Exhibits, Financial Statement Schedules and Reports on
                    Form 8-K                                                     26
          Index to Exhibits                                                      27
          Signature                                                              28

PART I

"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Some of the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts are forward-looking statements that involve risks and uncertainties. Such risks and uncertainties include, but are not limited to, the effect of national and international economic and political conditions on the securities industry generally, the impact of competitive products and services on the Company's business specifically, and the Company's ability to introduce new products successfully. Other factors include changes in securities rules and regulations affecting the Company's business, revisions in regulatory bodies' interpretations of these rules and regulations, Federal Reserve Board policies and actions with regard to interest rates, news media reports on securities valuations, changes in the taxation of securities transactions, alterations in customer investment product preferences, and other risks. Business risk and uncertainty being inherent in these components of the Company's business environment, there can be no assurance that projections in such forward-looking statements will be realized.

ITEM 1.  BUSINESS

General Description of Business

OLDE Financial Corporation (the "Company") is a financial services holding
company, incorporated in the state of Michigan on August 5, 1986.   Its
principal subsidiary, OLDE Discount Corporation ("OLDE Discount"), engages in a discount securities brokerage business primarily for retail customers throughout the United States. OLDE Discount also engages in market making and specialist activities in stocks, and is a dealer in corporate and municipal bonds and U.S. Government securities. OLDE Discount effects transactions both on an "execution only" and solicited basis for its customers at commission rates lower than the rates full-commission brokerage firms charge. Although OLDE Discount has historically been oriented toward providing traditional discount brokerage services to retail customers who do not seek investment education, assistance or advice, it is a full-service brokerage, having formed departments which provide investment recommendations and research services and its registered representatives receive compensation for the solicitation of transactions in investment securities. OLDE Discount, founded in 1970, is a member of the New York Stock Exchange, Inc. ("NYSE"), other national securities exchanges and the National Association of Securities Dealers, Inc. ("NASD"). OLDE Discount is a registered broker-dealer with the Securities and Exchange Commission ("SEC").

OLDE Discount is one of the largest discount brokers in the United States. It is authorized to do business as a broker-dealer in all 50 states and the District of Columbia. As of March 1, 1997, OLDE Discount has 190 retail offices located in 34 states and the District of Columbia and has approximately 520,000 active customers.

Through its subsidiary, OLDE Asset Management, Inc. ("OAM"), the Company provides investment and portfolio management services to the three separate money market series of the OLDE Custodian Fund. The Company owns all of the capital stock of OAM, which was formed in 1986. OAM is registered with the SEC as an investment adviser.

Pursuant to a corporate reorganization, on April 1, 1987, the Company acquired 99% of the outstanding capital stock of OLDE Discount and 100% of the outstanding capital stock of C.U. Brokerage Services, Inc. ("CUBS"). CUBS is currently an inactive entity. In May 1987, the Company formed OLDE Clearing Corporation. In March 1989 the Company acquired, via a dividend of shares in American Brokerage Services, Inc. ("ABS") from OLDE Discount, 100% of the outstanding stock of ABS. In addition, the Company received a cash dividend of $585,000 from OLDE Discount which it contributed to the capital of ABS. In August 1991, ABS was reorganized with the exchange of 10 shares of voting and 990 shares of nonvoting stock for 1,000 shares of voting stock. The Company subsequently sold 50% of the voting stock in ABS, which amounted to 0.5% of the total outstanding stock of ABS, to four persons, all of whom were officers of either OLDE Discount or OLDE Property Corporation. In March 1995, the operational functions and all customer assets and liabilities of ABS were transferred to OLDE Discount and ABS ceased daily order execution activity.
ABS is inactive.

In February 1992, the Company formed three subsidiaries to acquire, improve, and hold real property interests, primarily for lease to OLDE Discount for use as retail branch and/or regional operations offices. These three companies are Realty Acquisitions, Inc. ("RAI"), OLDE Property Corporation ("OPC"), and OLDE Realty Corporation ("ORC"). As of December 31, 1996, these companies and their subsidiaries owned 78 commercial real estate properties with a book value of approximately $37.5 million, occupied primarily by OLDE Discount.

In September 1992, the Company formed OLDE Equipment Corporation ("OEC") to acquire certain computer hardware and software primarily for lease to OLDE Discount. As of December 31, 1996, OEC had assets with a book value of approximately $6.7 million.

Since it was formed, the Company has conducted operations relating to consummation of corporate reorganizations, acting as a holding company of subsidiaries and public offerings of its senior subordinated debentures. The aggregate amount of senior subordinated debentures as of December 31, 1996 was $30 million. On April 1, 1996, $7.5 million of 12% senior subordinated debentures matured and were repaid.

In February 1997, the Board of Directors of OLDE Discount approved the payment of cash dividends to the Company in the amount of $45,124,940. The dividends were paid in the first quarter of 1997. OAM's Board of Directors approved the payment of cash dividends to the Company in February 1997 for the amount of $2,250,000, which were also paid in the first quarter of 1997. The Company, utilizing the funds obtained from the dividends from OLDE Discount and OAM, redeemed 5,812,876 shares of its capital stock at $8.15 per share, for total consideration of $47,374,940. During 1997, the Company has provided management and administrative services to its subsidiaries.

                 FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

REVENUES BY SOURCE

The Company operates in a single industry segment and has no foreign operations. No material part of the Company's revenues are received from a single customer or related group of customers. The following table sets forth revenues of the Company by source on a comparative basis for the periods indicated:

                            YEAR ENDED DECEMBER 31,
                             (DOLLARS IN THOUSANDS)


                                   1996             1995             1994
   Commissions:
   Retail Branches             $140,226  36.9%  $127,763  32.8%  $106,326  35.2%
   Brokerage Services Div.        4,540   1.2%     5,212   1.4%     6,285   2.1%
                               --------  -----  --------  -----  --------  -----
                                144,766  38.1%   132,975  34.2%   112,611  37.3%
   Principal Transactions       118,070  31.1%   146,155  37.5%   115,724  38.4%
   Interest                     104,310  27.4%    98,673  25.3%    64,656  21.5%
   Other Income                  12,874   3.4%    11,477   3.0%     8,341   2.8%
                               --------  -----  --------  -----  --------  -----
            Total Revenue      $380,020   100%  $389,280   100%  $301,332   100%
                               ========  =====  ========  =====  ========  =====


NARRATIVE DESCRIPTION OF BUSINESS

In 1975, the SEC eliminated all fixed commission rates on securities transactions. Although this resulted in an immediate and substantial reduction in commission rates charged to institutional customers, rates charged to individual retail customers by the full-commission brokerage firms generally were not reduced. OLDE Discount's management recognized that an opportunity existed for firms willing to offer brokerage services at commission rates substantially below the pre-1975 fixed rates and, in 1975, OLDE Discount began offering such services.

OLDE Discount offers customers commission rates substantially below that of full-commission firms. However, OLDE Discount provides many of the services and products typically offered by full-commission firms. These services and products include: stock research and recommendations; money market funds with sweep provisions for settlement of customer transactions; fixed-income products; mutual funds; Smartvest an on-line investment news, research, and statistical data service available through customers' personal computers; margin accounts; accounts offering checking privileges; option accounts; and individual retirement accounts with no annual fee. OLDE Discount is able to maintain low commission rates while offering full service due to the ongoing implementation of innovations in technology throughout the firm, as well as cost containment.

Revenue from OLDE Discount's discount brokerage activities represent a significant portion of the Company's revenues and are generated through customer purchases and sales of stocks, bonds, options, mutual funds, investment trusts, certificates of deposit and other financial products. Commissions may be charged on both listed and over-the-counter transactions executed on an agency basis. When OLDE Discount executes transactions as a dealer on a principal basis, it may charge mark-ups or mark-downs which are equivalent to its discounted commission schedule. Under certain circumstances, customers may be eligible to effect securities transactions in which commissions, mark-ups and/or mark-downs are not charged. For those stocks in which OLDE Discount makes a market, the firm may derive revenue from the spread, the difference between the bid and offer prices.

Registered representatives receive compensation in the form of commissions on OLDE Discount's revenues from customer transactions and may receive additional compensation on customer transactions in securities recommended by OLDE Discount or for which OLDE Discount provides research.

SECURITIES TRADING

OLDE Discount is a dealer and regularly trades securities on a principal basis and for its own account in the National Association of Securities Dealers Automated Quotation System ("NASDAQ"), over-the-counter ("OTC") market and on regional stock exchanges. In addition, OLDE Discount regularly trades in corporate and municipal bonds, various U.S. Government and U.S. Government Agency securities and certificates of deposit. OLDE Discount acts as a qualified dealer in certain listed securities on the Cincinnati Stock Exchange.

OLDE Discount commits its capital and incurs market risk whenever it purchases securities for its own account. Profits and losses in this activity are dependent upon a number of factors, including the skill of traders, market activity, market volatility and liquidity and general market conditions.
During 1996, OLDE Discount's average net long month-end inventory position in firm-owned securities held for trading purposes, which primarily consisted of fixed income securities, was approximately $26.7 million. This compares to an average of $23.9 million in 1995. Revenue generated from market-making activities involves the risk of unfavorable changes in market prices and market liquidity, both of which may limit OLDE Discount's ability to liquidate its positions on favorable terms.

OLDE Discount's market-making activities have contributed significantly to its revenue. OLDE Discount selects the stocks in which it makes a market based upon fundamental and market factors. However, due to the nature of the activity and the volatility of the securities markets, OLDE Discount may realize losses as a result of adverse market fluctuations.

ADVERTISING AND MARKETING

Advertising and marketing have played a significant role in connection with obtaining new customers, and introducing new products and services. OLDE Discount's marketing efforts have been developed by an affiliated company and consist of advertising, commercials, and printed materials describing the many investment services OLDE Discount offers to retail customers. Advertising and promotional expenses of the Company for 1996, 1995, and 1994 were $16.8 million, $18.2 million and $14.4 million, respectively.

OLDE Discount reaches investors through a combination of advertising media. These include newspapers, magazines, radio, yellow pages, direct mail, television and an Internet home page. Upon contact with OLDE Discount, a prospective customer receives an investor package including an account application and a brochure which contains information on the services and investment products offered by OLDE Discount. Additional detailed brochures are available upon request based upon the customers' investment preference. Subject matter includes: Money Market Funds, Equity Research, Fixed Income Securities, Mutual Funds and Retirement Accounts.

OTHER BUSINESS ACTIVITIES

OLDE Discount has a research department which prepares research reports made available to customers and prospective customers. OLDE Discount, like most full service firms, typically makes a market in the securities recommended by its research department.

Investment company products accounted for approximately $14.7 million in commission revenues in 1996, and approximately $6.1 million in commission revenues in 1995. Management believes OLDE Discount's mutual fund business will continue to be a significant source of revenue.

OLDE Discount acts as custodian, as well as broker, for Individual Retirement Accounts ("IRA's") and charges no fee for its custodial services. The investments of all the IRA's established at OLDE Discount are self-directed by the customers holding those accounts. As of December 31, 1996, OLDE Discount serviced approximately 142,000 active IRA's, containing an aggregate of approximately $4.1 billion in market value of securities.

The Company is the sponsor of the OLDE Custodian Fund (the "Fund"). The Fund was organized as a Massachusetts business trust and operates as a diversified, open-end management investment company. The Fund consists of three series of shares of beneficial interest: OLDE Money Market Series, OLDE Premium Money Market Series, and OLDE Premium Plus Money Market Series. All three series are offered as "no load" funds. OLDE Money Market Series commenced operations in October 1989; OLDE Premium Money Market Series in July 1990; and OLDE Premium Plus Money Market Series in January 1992. Each series of the Fund is managed by OLDE Asset Management, Inc., a subsidiary of the Company. The shares of the Fund are underwritten by OLDE Discount and distributed exclusively by OLDE Discount. At December 31, 1996, the combined net assets of the OLDE Money Market Series, OLDE Premium Money Market Series and OLDE Premium Plus Money Market Series were $2.4 billion, which compared with $1.7 billion at December 31, 1995 and $791 million at December 31, 1994.

Competitive pressures within the industry are likely to result in OLDE Discount's continuing expansion of the range of products and services offered customers.

RETAIL BRANCHES

Management believes that the existence of branch offices contributes to OLDE Discount's growth and customer satisfaction. Existence of a branch office generally results in an increase in unsolicited customer transactions in the geographic area near the branch. Many retail customers prefer to conduct business with personnel in local rather than distant offices. A branch office system has been established by OLDE Discount in response to these factors. Customers use branch offices to receive and deliver checks and deliver securities. As an alternative to visiting a branch office, an investor may contact OLDE Discount by calling a national toll-free or local telephone number. Currently, 113 of the retail branch offices are leased from unaffiliated entities. Depending upon the availability of suitable properties in the commercial real estate market, the Company may selectively replace leased facilities with facilities acquired by subsidiaries of the Company (See also, General Description of Business).

The following table sets forth the number of retail branch offices of OLDE Discount located in each state where OLDE Discount maintains retail branch offices and the approximate number of full-time registered representatives engaged in sales activities in such offices as of March 1, 1997. OLDE Discount currently has a total of 190 retail branch offices in 34 states and the District of Columbia.


                                                   Number of Registered
                                Number of Retail    Representatives In
                                Branch offices        Sales Activity
          -------------------------------------------------------------
          Arizona                        9                    68
          California                    16                   114
          Colorado                       5                    40
          Connecticut                    2                     7
          District of Columbia           1                    12
          Florida                       27                   183
          Georgia                        6                    40
          Illinois                      15                   159
          Indiana                        2                    18
          Iowa                           1                     7
          Kansas                         2                    21
          Kentucky                       2                    16
          Louisiana                      1                     8
          Maryland                       3                    37
          Massachusetts                  3                    24
          Michigan                      22                   186
          Minnesota                      3                    22
          Mississippi                    1                     5
          Missouri                       1                     7
          Nebraska                       1                    11
          New Jersey                     6                    55
          New Mexico                     1                     8
          New York                       7                    52
          North Carolina                 2                    23
          Ohio                          12                    79
          Oregon                         1                     7
          Pennsylvania                   7                    48
          Rhode Island                   1                     6
          South Carolina                 1                     5
          Tennessee                      1                     6
          Texas                         16                   148
          Utah                           1                     8
          Virginia                       5                    43
          Washington                     3                    17
          Wisconsin                      3                    21
                                       ---                 -----
                       TOTAL           190                 1,511
                                       ===                 =====

BROKERAGE SERVICES DIVISION

OLDE Discount has provided a means by which banks, savings and loan associations and credit unions may offer discount brokerage services. Currently, OLDE Discount has agreements with approximately 180 financial institutions to make discount brokerage services available to customers of these institutions.

OLDE Discount offers three different arrangements to financial institutions. Under the first arrangement, a financial institution's customers deal directly with OLDE Discount's employees. OLDE Discount is responsible for all order taking, execution, securities handling, confirmations and monthly account statements.

Under the second arrangement, a financial institution's customers deal directly with the institution's employees, who take orders and forward them to OLDE Discount for execution. In certain instances, OLDE Discount has designated branch offices on the premises of financial institutions. This designation requires OLDE Discount to supervise and exercise control over the securities-related activities of certain financial institution employees in accordance with NYSE and other securities regulations. As of March 1, 1997, OLDE Discount had seven approved branch offices at financial institution locations. These are in addition to OLDE Discount's 190 retail branch offices. The financial institution may lease or purchase quotation equipment and receive quotation data from OLDE Discount or from a third-party vendor. Financial institutions with larger trading volumes use computer terminals for order entry and account retrieval.

Under the third arrangement, a subsidiary of the financial institution is a registered broker-dealer and the broker-dealer introduces orders to OLDE Discount on a fully disclosed basis.

Amounts earned by the financial institutions under these arrangements range from 0% of commission revenues (for small or accommodation trades) to 100% of commission revenues, less transaction charges. OLDE Discount's revenues were approximately $1 million, $2.7 million and $800,000 under the first, second and third arrangements, respectively, in 1996; $1 million, $3.6 million and $500,000, respectively, in 1995; and $750,000, $4.3 million, and $486,000, respectively in 1994.

INTEREST

Interest revenues consist primarily of margin interest charged to customers on amounts OLDE Discount has loaned customers to finance customer securities transactions, interest on overnight investment of cash, and interest on the investment of funds segregated into Special Reserve Accounts for the Exclusive Benefit of Customers pursuant to Rule 15c3-3 of the Securities Exchange Act of 1934. Margin lending provides an important source of revenue to OLDE Discount. OLDE Discount's margin interest revenues were $94 million and $89 million in 1996 and 1995, respectively.

The rate of interest charged on loans to customers is based on the broker call money rate (the published charge on bank loans made to brokers and secured by firm or customer securities), to which up to 1.75% may be added. The percentage added depends on the average net loan balance in an individual customer's margin account.

MARGIN ACCOUNTS

Customers of OLDE Discount may effect transactions on either a cash or margin basis. In a margin account, the customer deposits less than the full cost of the securities purchased, and the broker-dealer finances the balance of the purchase for the customer. The loan is collateralized by the securities purchased. The amount of the loan is subject to regulation by the Board of Governors of the Federal Reserve System under Regulation T and NYSE requirements. Regulation T and NYSE requirements are subject to change. Changes in requirements could have an adverse impact on OLDE Discount's margin lending business. The Company's internal margin policies are in most instances more stringent than the Federal Reserve's and the NYSE's requirements. Currently, for most stock transactions, Regulation T requires that the amount loaned to a customer for a particular purchase may not exceed

50% of the purchase price of the securities, so that initially the customer's equity in the securities is at least 50%. In the event of a decline in the market value of the securities in a customer's margin account, a member firm, under NYSE rules, is required to have the customer deposit cash or additional securities so that the loan to the customer is no greater than 75% of the value of the securities in the margin account. OLDE Discount has adopted a more conservative policy that generally requires the outstanding balance be no greater that 70% of the value of the collateral securities in the margin account. OLDE Discount may impose higher maintenance requirements on specific accounts. In permitting customers to purchase securities on margin, OLDE Discount is subject to the risk of a market decline which could reduce the value of collateral below a customer's indebtedness. Under the terms of its margin account agreements with customers, OLDE Discount may unilaterally liquidate securities in a customer's account in the event that the collateral is deemed insufficient.

The sources of funds to finance customers' margin account loans are amounts payable to customers, funds obtained from securities lending activity, equity
capital, subordinated debentures and bank lines of credit.   OLDE Discount pays
interest on certain amounts payable to customers pending their reinvestment.
To the extent that the amounts payable to customers or funds obtained from securities lending reduce the need for bank borrowing, interest expense is reduced, since the interest rate paid on such funds is typically lower than rates paid on bank borrowing.

Because OLDE Discount calculates its net capital requirements under the alternative method, customer debit balances constitute a major determinant of its net capital requirements under the rules of the SEC and NYSE. If customer debit balances increase, capital requirements of OLDE Discount will increase.

SUBSIDIARIES

The following entities are subsidiaries of the Company:

     OLDE Discount Corporation
     OLDE Property Corporation
     OLDE Asset Management, Inc.
     OLDE Equipment Corporation
     OLDE Realty Corporation*
     OLDE Clearing Corporation
     Credit Union Brokerage Services, Inc.
     American Brokerage Services, Inc.
     Smart Travel, Inc.
     Realty Acquisitions, Inc.
     *and its seven subsidiaries

ADMINISTRATION AND OPERATIONS

OLDE Discount's management, administrative and operations personnel have policy-making or operational responsibility for the processing of transactions, including receipt, identification and delivery of funds and securities, custody of customer securities, extension of credit to customers, general accounting and office services functions, administration of employee benefits, establishment and monitoring of internal financial and management controls, and legal and regulatory compliance.

OLDE Discount is a self-clearing broker-dealer and a member of all major U.S. stock exchanges. Customer and proprietary transactions in NASDAQ and exchange-listed securities are directed for execution through an automated order routing system to the various stock exchanges or to OLDE Discount's trading departments. Options and OTC securities may be executed through various facilities including OLDE Discount's trading department or by other firms. OLDE Discount acts as a qualified dealer in certain listed securities on the Cincinnati Stock Exchange. A number of transactions in listed securities are executed OTC. OLDE Discount does not conduct any business in financial or commodity futures.

Securities transactions are recorded and posted to the books daily. Designated personnel monitor these transactions to ensure compliance with applicable laws, rules, and regulations. Although fraud and misconduct by customers and employees, and the possibility of theft of securities, are risks inherent in the securities industry, OLDE Discount believes that its internal controls and safeguards are adequate. As required by regulatory bodies, OLDE Discount carries fidelity bonds covering loss or theft of securities, as well as employee dishonesty, forgery and alteration of checks or similar items, and forgery of securities. Management believes the amounts of coverage provided by the fidelity bonds are adequate.

COMPETITION

OLDE Discount encounters significant competition in all aspects of the securities business and competes directly with larger, more diversified, well-capitalized national and regional full-commission and discount brokerage firms, as well as other organizations offering financial services. The laws and regulations governing the financial and securities industries have enabled banks, savings and loan associations, insurance companies, credit unions and other organizations not previously engaged in the securities business to acquire or form securities firms.

Management believes that the principal factors affecting competition in the securities industry are the type, quality and costs of services and products offered. To the extent OLDE Discount's competitors have greater capital, personnel and other resources employed to provide products and services which compete with those of OLDE Discount, the securities business of OLDE Discount may be adversely affected.

Management believes it can and does compete favorably with full-commission firms who may offer discounts to selected customers. Because of the compensation structure for sales personnel and the cost of providing investment research and proprietary products at full-commission firms, OLDE Discount's management believes these firms are unlikely to offer substantial discounts on commissions to all of their retail customers as does OLDE Discount. However, full-commission brokerage firms, as well as other financial institutions that offer a broad range of financial services, provide strong competition for OLDE Discount, especially for those customers who are attracted by the convenience of dealing with one firm for many or all of their financial service needs. OLDE Discount intends to continue to expand the financial services and products it offers in order to remain competitive with other brokerage firms.

There are many securities brokerage firms which offer discount brokerage services. Several of those competitors are expanding their branch office networks, and some of those offices are or may be located in areas in which OLDE Discount has branch offices. Other brokerage firms offer brokerage services via electronic telecommunications facilities, and/or deep-discount commission rates. As a result, OLDE Discount may experience increasingly stronger competition for the self-directed and other investors it seeks as customers. Such competition could adversely affect the growth of OLDE Discount's customer base and commission revenues.

EMPLOYEES

As of March 1, 1997, the Company had approximately 2,131 full-time employees, including 1,511 registered representatives engaged primarily in sales of securities to individual investors. OLDE Discount has a training program for prospective registered representatives which is designed to prepare them for various registration examinations. OLDE Discount's registered representatives receive a salary and compensation in the form of commissions on OLDE Discount's revenues from customer transactions. They may receive additional compensation on customer transactions in securities recommended by OLDE Discount or for which OLDE Discount provides research. None of OLDE Discount's employees are covered by a collective bargaining agreement. Management considers employee relations to be satisfactory.

REGULATION (SEE ALSO ITEM 3 BELOW)

The securities industry in the United States is subject to extensive regulation under Federal and state laws. The SEC is a Federal agency charged with administration of Federal securities laws. Much of the regulation of broker-dealers, however, has been delegated to self-regulatory organizations, principally the national securities exchanges and the NASD. These self-regulatory organizations adopt rules, which are subject to approval by the SEC, for governing the industry and conduct periodic examinations of member broker-dealers. Securities firms are also subject to regulation by state securities commissions. Violation of regulations issued by any of these entities could result in sanctions being imposed against OLDE Discount or the Company. OLDE Discount is currently registered or otherwise qualified to do business as a broker-dealer in all 50 states and the District of Columbia.

The regulations to which broker-dealers are subject cover all aspects of the securities business, including sales practices, trade practices among broker-dealers, uses and safekeeping of customer funds, capital structure of securities firms, record keeping and the conduct of directors, officers and employees.

The SEC, the states and the self-regulatory organizations may conduct administrative proceedings which can result in censure, fines, suspension or expulsion of a broker-dealer, its officers or employees. The principal purpose of regulation and discipline of broker-dealers is the protection of the securities markets and customers rather than the protection of general creditors, subordinated lenders or shareholders of broker-dealers.

Additional legislation, changes in rules (promulgated by the SEC, the various states, or by self-regulatory organizations such as the NASD and the Municipal Securities Rulemaking Board ("MSRB")), or changes in the interpretation or enforcement of existing laws and rules, have affected and will continue to affect the method of operation and profitability of broker-dealers. Pending and proposed legislation are also likely to alter the manner in which the securities brokerage firms conduct business.

Beginning in 1994 and continuing into 1996, the Department of Justice, the SEC and the NASD engaged in conducting a series of investigations and regulatory actions concerning the activities of market makers in NASDAQ securities. These initiatives originated in response to publication of academic studies of dealer "spreads" quoted on NASDAQ securities, in particular the general conclusion in the studies that such spreads were artificially maintained. In July 1996, OLDE Discount and 23 other NASDAQ market-makers settled this two year investigation. The industry wide settlement resolved all aspects of the investigation without admission or finding of liability. The settlement was consistent with the Company's commitment to advancing the best interests of its customers. The settlement contained no monetary fine, and the settling market-makers have undertaken to comply with specified trading practices and procedures.

Management notes that current regulatory initiatives appear primarily focused on the prices at which trades are executed, and not the net cost to a customer of completing a transaction. Changes in order handling rules and other changes in the market environment impact OLDE Discount's cost savings programs offered to customers. The cost savings programs offered to customers by OLDE Discount undergo continual re-evaluation. While OLDE Discount intends to respond to changing market conditions with programs that enable its customers to transact their securities business at low net transaction costs, vis-a-vis competing broker- dealers, the characteristics of such programs are changing and their ultimate success cannot be determined.

As a result of the regulatory initiatives discussed above, significant changes have occurred in market-making activity and revenue from market-making activity has declined. Whatever changes in the business environment occur, management believes that OLDE Discount must adapt to the new conditions and continue to offer transaction cost savings programs designed to benefit customers in order to attract and retain their business.

The Securities Investor Protection Corporation ("SIPC") protects customers' securities accounts maintained at OLDE Discount up to $500,000 each, limited to $100,000 for cash balances. In addition to this coverage, OLDE Discount has secured additional coverage of $24.5 million for each customer from the National Union Fire

Insurance Company of Pittsburgh, PA. Neither the SIPC nor the excess SIPC coverage extends to the payment of principal or interest on the Senior Subordinated Debentures of the Company.

NET CAPITAL REQUIREMENTS

As a registered broker-dealer, OLDE Discount is subject to the net capital rule (Rule 15c3-1) promulgated by the SEC and adopted through incorporation by reference in NYSE Rule 325. The Rule, which specifies minimum net capital requirements for registered brokers and dealers, is designed to measure the financial soundness and liquidity of a broker-dealer and requires at least a minimum portion of its assets be kept in liquid form.

OLDE Discount has elected to compute net capital under the alternative method of computation permitted by Rule 15c3-1, which at December 31, 1996 required that net capital be not less than the greater of $250,000 or 2% of aggregate debit balances (primarily receivables from customers and other broker-dealers). In computing net capital, various deductions are made from net worth and qualifying subordinated indebtedness. These deductions include the book value of assets not readily convertible into cash and prescribed percentages of securities owned or sold short. Any failure of OLDE Discount to maintain the required net capital may subject OLDE Discount to suspension or revocation of registration or other limitations on the firm's activity by the SEC, and suspension or expulsion by the NYSE, NASD or other regulatory bodies, and ultimately could require the broker-dealer's liquidation. OLDE Discount could also be prohibited from paying dividends and redeeming stock. OLDE Discount would be prohibited from prepaying or making payments of principal on subordinated indebtedness (including indebtedness to the Company - see below) if its net capital were to become less than the greater of 5% of combined aggregate debit balances, or $250,000.

Under NYSE Rule 326, OLDE Discount is required to reduce its business if its net capital is less than 4% of aggregate debit balances, and is prohibited from expanding business or redeeming subordinated indebtedness if its net capital is less than 5% of its aggregate debit balances.

Net capital rules could limit OLDE Discount's ability to engage in new activities and expansion, and could restrict the Company's ability to withdraw capital from its brokerage subsidiaries. Such a restriction in turn, could limit the Company's ability to repay or reduce indebtedness (including subordinated debentures of the Company) and pay dividends. Further, a significant operating loss or an extraordinary charge against net capital could adversely affect OLDE Discount's ability to expand or maintain its current levels of business. While these amounts may vary from day to day, OLDE Discount's net capital at December 31, 1996 was $268.5 million in excess of its minimum requirements, and was 22% of aggregate debit balances.

In February 1997, the Board of Directors of OLDE Discount approved the payment of cash dividends to the Company in the amount of $45,124,940. The dividends were paid in the first quarter of 1997. If OLDE Discount's net capital had been reduced by the dividend payment, the net capital ratio at December 31, 1996 would have been 19% of aggregate debit balances.

The Company believes that OLDE Discount has at all times been in compliance with applicable net capital requirements. In addition to the above rules, OLDE Discount is required to provide advance notice to the SEC if within any thirty calendar day period any transactions are contemplated which would result in a diminution of the broker-dealers' net capital by an amount which exceeds thirty percent (30%) of the broker-dealer's excess net capital. Under these rules, the SEC could prohibit the transactions from taking place. At December 31, 1996, the amount of capital which could be withdrawn without providing advance notice to the SEC was $80.6 million.

Portions of the net proceeds from the public offerings of subordinated debentures of the Company have been loaned to OLDE Discount pursuant to subordination agreements, the form of which was approved by the NYSE. At December 31, 1996, $14.2 million of subordinate loans were outstanding under such agreements, all of which are included in computing the net capital of OLDE Discount under SEC rules. Repayment of the loans at their maturities are subject to OLDE Discount's continued compliance with net capital requirements.

On April 1, 1996, the Company's $7.5 million of 12% subordinated debentures matured and were repaid. Approximately $7.2 million of this amount was received from OLDE Discount upon maturity of a cash subordination agreement between the Company and OLDE Discount. As a result of that transaction, OLDE Discount's net capital was reduced by $7.2 million.

ITEM 2.  PROPERTIES

The Company is a holding company whose assets consist principally of the capital stock of its subsidiaries, short-term investments, subordinated loans to OLDE Discount and loans to OLDE Property Corporation. OLDE Discount's headquarters and main sales branch buildings in Detroit, Michigan are leased. As of March 1, 1997,
78 branch offices were located in facilities owned by various real estate subsidiaries of the Company and leased primarily by OLDE Discount. Their locations are as follows: 22 locations in Florida; 11 locations in Michigan; 9 locations in Texas; 5 locations each in Arizona and Virginia; 4 locations in Georgia; 3 locations each in California, Colorado, Illinois, and Ohio; 2 locations each in Kansas and Wisconsin; and one location each in Massachusetts, North Carolina, Minnesota, Indiana, Utah and Pennsylvania.

ITEM 3.  LEGAL PROCEEDINGS

OLDE Discount is a defendant or respondent in a number of civil actions, arbitrations, and class actions arising out of its business as a broker-dealer, including a consolidated certified class action in Federal court which alleges that 33 securities dealers conspired to fix and maintain artificial bid-ask spreads on certain securities traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") over-the-counter market, and other purported class actions. OLDE Discount believes it has meritorious defenses against these claims and intends to assert them vigorously. It is management's opinion that the disposition of these claims will not have a material adverse effect on the financial condition of the Company.

OLDE Discount is the subject of an investigation by the Securities and Exchange Commission ("SEC"). The investigation has focused on certain sales practices of the Company. The Company has cooperated fully with the SEC and does not believe that the broker-dealer has engaged in improper activity. However, at this time this investigation has not been concluded. The SEC may seek to impose a fine and/or other remedial sanctions on the Company and/or its employees.

The Company, its principal shareholder, OLDE Discount and certain affiliates, and others, were named as defendants in a civil action filed on March 17, 1992 by a former executive of the firm. The complaint alleged various tort, contractual, and statutory claims relative to OLDE Discount's termination of the former executive's employment. This matter was subsequently ordered to arbitration. During 1996, this matter was resolved without a material effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Company's securities holders during the fourth quarter of 1996.

PART II
ITEM 5. REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public trading market in the Company's common stock. The Company's common stock was held by 19 persons on March 14, 1997. No dividends were paid by the Company in 1996. The Company's ability to pay dividends is limited by restrictions on the ability of its subsidiaries to pay dividends and make advances. Limitations on the payment of dividends by OLDE Discount are imposed by the net capital requirements of the SEC, the NYSE, and the NASD.

In February 1997, the Board of Directors of OLDE Discount approved the payment of cash dividends to the Company in the amount of $45,124,940. The dividends were paid in the first quarter of 1997. OAM's Board of Directors approved the payment of cash dividends to the Company in February 1997 for the amount of $2,250,000, which were also paid in the first quarter of 1997. Under agreements with certain shareholders entered into during February 1997, the Company has redeemed 5,812,876 shares of its common stock at $8.15 per share, for a total consideration of $47,374,940.

ITEM 6.  SELECTED FINANCIAL DATA

The following selected consolidated financial data, except for the ratio of earnings to fixed charges and the number of retail branch offices, have been derived from the audited Financial Statements of the Company. The selected consolidated financial data should be read in conjunction with the Financial Statements and related notes and with "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                    AS OF AND FOR THE YEAR ENDED DECEMBER 31
                  (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA:


                                  1996          1995        1994          1993        1992
                               ----------    ----------  ----------     --------    --------
Revenues:
Commissions                    $  144,767    $  132,975  $  112,611     $107,538    $ 71,171
Principal transactions            118,069       146,155     115,724       71,957      32,512
Interest                          104,310        98,672      64,656       28,884      20,228
Other                              12,874        11,477       8,341        7,014       5,118
                               ----------    ----------  ----------     --------    --------
Total revenue                     380,020       389,279     301,332      215,393     129,029
Expenses:
Employees compensation
  & benefits                      129,757       124,724      94,328       67,041      41,771
Commissions, floor
  brokerage fees                    9,993         9,860      10,503       10,315       8,350
Communications                     10,570         9,913       8,077        5,330       3,723
Advertising &
promotional                        16,771        18,211      14,375       12,421       8,791
General &
administrative                     33,094        26,692      15,148       11,553       8,592
Interest                           45,522        44,516      28,440       13,916      10,106
Occupancy                          22,000        19,884      16,988       13,020      10,501
Data processing &
supplies                           10,224         8,994       8,746        6,666       5,140
                               ----------    ----------  ----------     --------    --------
Total expenses                    277,931       262,794     196,605      140,262      96,974
Income before
 income taxes:                    102,089       126,485     104,727       75,131      32,055
Provision  for
 income taxes:                     38,342        48,127      39,685       28,447      12,028
                               ----------    ----------  ----------     --------    --------

Net income                     $   63,747    $   78,358  $   65,042     $ 46,684    $ 20,027
                               ==========    ==========  ==========     ========    ========

Net income per
 common share                  $     1.73    $     2.12       $1.74     $   1.26       $0.54
                               ==========    ==========  ==========     ========    ========
Ratio of earnings to
fixed charges (1)                   3.14x         3.45x       4.03x        5.41x       3.59x

Retail branch offices open
at the end of period                  190           195         197          195         186

Balance Sheet Data:
Total assets                   $1,650,228    $1,625,161  $1,156,102     $824,729    $426,880
Real estate
mortgages                          13,411        16,531      12,166        7,701           -
Capital lease oblig.                4,227         6,483       6,985        4,520       2,778
Subordinated
indebtedness                       30,000        37,500      37,500       37,500      37,500
Total stockholders'
 equity                           298,865       234,702     159,661       93,681      46,997


(1) For the purpose of computing the ratio of earnings to fixed charges, earnings have been determined by adding fixed charges and income taxes to net income. Fixed charges consist of all interest expense and an interest component of rent expense.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the Company's financial condition and results of operations for the three years ended December 31, 1996, 1995, and 1994, should be read in conjunction with the Financial Statements and related notes thereto. Unless otherwise indicated, all references to the term "Company" mean the Company and its consolidated subsidiaries.

CHANGES IN FINANCIAL POSITION AND RESULTS OF OPERATIONS

1996 COMPARED TO 1995

During the year ended December 31, 1996, total assets of the Company increased by 1.5% to $1.65 billion. U.S. Government and U. S. Government Agencies securities purchased under agreements to resell increased by $54.9 million to $180 million. Funds invested in the Special Reserve account increased by $109.6 million to $119.9 million. Receivables from customers decreased by $132.5 million to $1.15 billion.

Total liabilities decreased by $39.1 million or 2.8% due primarily from a decrease of $293.8 million in amounts payable to brokers and dealers as a result of decreases in securities lending activity. While securities lending balances decreased, payables to customers from customer margin balances increased by $267.6 million. Also, subordinated debentures decreased $7.5 million from the maturity and redemption of these bonds.

Stockholders equity increased $64.2 million primarily due to earnings. No dividends were paid or declared in 1996. In February 1997, the Board of Directors of OLDE Discount approved the payment of cash dividends to the Company in the amount of $45,124,940. The dividends were paid in the first quarter of 1997. OAM's Board of Directors approved the payment of cash dividends to the Company in February 1997 for the amount of $2,250,000, which were also paid in the first quarter of 1997. Under agreements with certain shareholders entered into during February 1997, the Company has redeemed 5,812,876 shares of its common stock at $8.15 per share, for a total consideration of $47,374,940.

Total revenue for the year ended December 31, 1996, decreased by $9.3 million or 2.4%. Total expenses increased $15.1 million or 5.8%. Pretax income decreased by $24.4 million to $102 million. Net income decreased $14.6 million to $63.7 million.

Commission revenue increased $11.8 million or 8.9%, primarily due to a moderate increase in the volume of customer securities transactions.

Revenue from principal transactions decreased $28.1 million or 19.2% primarily as a consequence of changes in securities regulations affecting the markets for equity securities. In 1996, OLDE Discount made a market in approximately 770 stocks. During the year, revenue derived from the trading of equity securities was $90.4 million, a decrease of $31.1 million or 25.6% from the prior year. Revenue from the trading of fixed-income securities was $27.6 million, which was an increase of $2.9 million or 11.9% from 1995. Trading revenues are subject to a variety of factors including, but not limited to, market liquidity, volatility, trading volume, trader skill and economic conditions, including regulation impacting trading markets. Changes in any of these factors may materially affect revenue derived from these activities.

Revenue from certain principal transactions in OTC stocks has decreased since July 1994 primarily as a result of changes to the NASD Rules of Fair Practice pertaining to the handling and execution of customer limit orders. As a NASDAQ market maker, OLDE Discount routinely executes customer trades in the securities in which it makes a market. Therefore, OLDE Discount's revenues will be directly affected by changes in rules governing such transactions (See also, "Regulation" under ITEM 1 of this Form).

Interest revenue increased by $5.6 million or 5.7% due to increases in margin loans outstanding.

The components of interest income are identified in Table I.

                          Table I - Interest Revenue
                            Year Ended December 31
                            (Dollars in Thousands)



                                    1996      1995     1994
                                   --------  -------  -------
       Customer margin balances    $ 93,702  $89,053  $60,119
       Repurchase agreements          7,770    6.543    2,649
       U.S. Government securities       205      272       48
       Securities borrowed              908    1,644    1,084
       Other                          1,725    1,160      756
                                   --------  -------  -------
            TOTAL                  $104,310  $98,672  $64,656
                                   ========  =======  =======



Compensation and employee benefits increased $5 million or 4% primarily due to increases in salaries and commissions paid to salespersons and assistants. Provisions for bonus, payroll taxes and medical insurance also increased.

Communications expense increased $657,000 or 6.6% due to increased telecommunications usage.

Advertising and promotion expenses decreased by $1.4 million or 7.9%. The Company decreased its expenditures for direct mail and related postage.

Interest expense increased $1 million or 2.3% primarily due to an increase in customer credit balances. The components of interest expense are identified in Table II.

                          Table II - Interest Expense
                             Year Ended December 31
                             (Dollars in Thousands)


                                          1996     1995     1994
                                         -------  -------  -------
             Customer credit balances    $30,568  $26,439  $17,385
             Subordinated loans            3,395    4,070    4,070
             Securities lending            9,959   12,245    5,843
             Other                         1,600    1,762    1,142
                                         -------  -------  -------
                           TOTAL         $45,522  $44,516  $28,440
                                         =======  =======  =======



Occupancy expense increased $2.1 million or 10.6%. This increase was due to increased expenditures for repairs and maintenance to company owned real estate.

General and administrative expense increased $6.4 million or 24% due to increases in expenses occurring as a result of increases in general business expenses, ongoing expenses related to the matters described in Item 3 of Part I of this Form, and expenses associated with other legal matters.

1995 COMPARED TO 1994

During the year ended December 31, 1995, total assets of the Company increased by 40.6% to $1.6 billion. This increase was due primarily to a $341.2 million increase in customer margin loans outstanding. U.S. Government and U.S. Government Agencies securities purchased under agreements to resell increased by $84.3 million.

Total liabilities increased by $394 million or 39.5% due primarily to a $250.6 million increase in amounts payable to brokers and dealers as a result of increases in securities lending activity. Payables to customers increased $129.8 million. Other liabilities increased $7.8 million, and real estate mortgages increased $4.4 million.

Stockholders equity increased $75 million primarily due to earnings of $78.4 million. No dividends were paid or declared.

Total revenue for the year ended December 31, 1995, increased by $87.9 million or 29.2%. Total expenses increased $66.2 million or 33.7%. Pretax income increased by $21.8 million to $126.5 million. Net income increased $13.3 million to $78.4 million.

Commission revenue increased $20.4 million or 18.1% due to slightly higher retail trading volumes.

Revenue from principal transactions increased $30.5 million or 26.4% as OLDE Discount experienced continued growth in revenue from its market making, specialist and trading activities. Over the two year period ending December 31, 1995, OLDE Discount made a market in approximately 870 stocks. During 1995, revenue derived from the trading of equity securities was $121.5 million, an increase of $19.7 million or 19.4% from the prior year. Revenue from the trading of fixed-income securities was $24.7 million, which is an increase of $10.7 million or 76.4% from the prior year. Trading revenues are subject to a variety of factors including, but not limited to, market liquidity, volatility, trading volume, trader skill and economic conditions. Changes in any of these factors may materially affect revenue derived from these activities.

Interest revenue increased by $34 million or 52.6% due primarily to increases in margin loans outstanding and higher rates of interest charged.

Compensation and employee benefits increased $30.4 million or 32.2% due primarily to increases in salaries and commissions of salespersons and assistants. Provisions for bonus, payroll taxes and medical insurance also increased.

Floor brokerage, commission and fees decreased approximately 6%, due primarily to a decline in commission charges related to OLDE Discount's brokerage services business.

Communications expense increased $1.8 million or 22.7% due to greater telephone usage.

Advertising and promotion expenses increased $3.8 million or 26.7% due primarily to increases for direct mail, cable television and newspaper advertising.

Interest expense increased $16.1 million or 56.5% due to increases in both customer credit balances and securities lending balances and the rates paid on such outstanding balances. The components of interest expense are identified in Table II.

Occupancy expense increased $2.9 million or 17.1%. This increase was due in large part to a planned increase in expenditures for repairs and maintenance to company owned real estate.

General and administrative expenses increased $11.5 million or 76.2% due to general increases in expenses occurring as a result of an increased volume of business, ongoing expenses related to matters described in Item 3 of Part 1 of this Form, and expenses associated with the resolution of other legal matters.

LIQUIDITY AND CAPITAL RESOURCES

At December 31, 1996, the Company's total assets were $1.65 billion as compared with total assets of $1.63 billion at December 31, 1995. U.S. Government securities purchased under agreements to resell increased $54.9 million from the prior year. U.S. Government securities held under such agreements and segregated in the Special Reserve account increased $109.6 million. Margin loans receivables from customers decreased by $132.5 million.

Most of the Company's assets are highly liquid, consisting primarily of cash, U.S. Government and U.S. Government agencies securities purchased under agreements to resell (which may be segregated for the exclusive benefit of customers pursuant to regulatory requirements), marketable securities and receivables from customers and other broker-dealers. As of December 31, 1996, approximately $119.9 million of U.S. Government securities purchased under agreements to resell and cash were segregated in special reserve accounts of OLDE Discount for the exclusive benefit of customers. Assets in these special reserve accounts are not available to meet obligations of OLDE Discount except to customers. Receivables from customers are collateralized by readily marketable securities in accordance with margin regulations. Receivables from other broker-dealers represent amounts due upon the Company's delivery of securities, either to settle a sell transaction or to close a stock borrowed position.

The Company does not regularly hold for its own account or actively engage in the trading of either fixed income securities rated below investment grade (such as "junk bonds") or derivative securities ("derivatives"). As an accommodation to customers, the Company may occasionally hold immaterial positions of such items on a temporary basis.

With the exception of subordinated indebtedness, substantially all of OLDE Discount's liabilities are due on demand of customers or within 30 days. OLDE Discount has historically maintained investment durations of less than 30 days through investment in repurchase agreements.

Customer credit balances have provided the Company's principal subsidiary, OLDE Discount, with the primary source of funds for financing customer debit balances. OLDE Discount has obtained funds from securities lending activities as well. Management believes that customer credit balances will continue to provide a source of such financing for OLDE Discount in the future. Securities lending is anticipated to provide a second source of such financing for OLDE Discount. In addition, OLDE Discount has arranged for $180 million in secured lines of credit and letters of credit from two banks and it has periodically drawn on these lines of credit. Other sources of financing for OLDE Discount's operations have been subordinated borrowings and cash generated by operations.

OLDE Property Corporation, the primary real estate subsidiary of the Company, has arranged additional financing for future real estate acquisitions. To the extent that the Company continues to increase its real property interests, an increased percentage of the Company's consolidated assets will be illiquid.

OLDE Discount is subject to regulatory net capital requirements designed to ensure the financial integrity and liquidity of broker-dealers. As of December 31, 1996, OLDE Discount had net capital for regulatory purposes of $268.5 million which exceeded its minimum net capital requirement by $244.5 million.

In February 1997, the Board of Directors of OLDE Discount approved the payment of a cash dividend to the Company in the amount of $45,124,940. The dividends were paid in the first quarter of 1997. If OLDE Discount's net capital had been reduced by the dividend payment, OLDE Discount's net capital ratio at December 31, 1996 would have been 19% of aggregate debit balances. Also, the Board of Directors of OAM Management approved the payment of a cash dividend to the Company in the amount of $2,250,000 which were also paid in the first quarter of 1997.

EFFECTS OF INFLATION

OLDE Discount's assets consist primarily of cash, U.S. Government and U.S. Government Agencies securities purchased under agreements to resell, marketable securities, customer and other receivables. Its liabilities consist largely of subordinated long-term indebtedness, short-term obligations, marketable securities, customer and other payables. These assets and liabilities are not significantly affected by inflation because they are primarily monetary and liquid. To the extent that the Company's subsidiaries continue to acquire real estate, management anticipates that the value of such assets would increase in market value in inflationary economic periods. However, such increases in value would be subject to factors other than inflation, including general economic conditions, including interest rates, and therefore the value would not be assured.

Increases in OLDE Discount's expenses as a result of inflation may not be readily recoverable in the price of services offered by OLDE Discount. To the extent that inflation results in rising interest rates and has other adverse effects on securities markets and on the value of securities held in inventory, it may adversely affect OLDE Discount's financial position and results of operations. Management believes these factors would generally affect the entire securities industry and does not believe, in this regard, that it would be affected differently than other comparable securities broker-dealers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is included in ITEM 14 of this form, located after the signature page.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


The directors and executive officers of the Company are:

                                                                      Director of the
   Name and Age               Position                                Company Since
----------------------------  --------------------------------------  ---------------

   Ernest J. Olde, 59         Chairman of the Board and a Director       1986

   Randal J. Mudge, 46        President and Director                     1986

   Jeffrey M. Slopen, 49      Director                                   1989

   Mack H. Sutton, 53         Treasurer and Chief Financial Officer

   Thomas P. Fitzgerald, 40   General Counsel

   Michael S. Dzialo, 32      Senior Vice President of OLDE Discount

   Daniel S. Patterson, 35    Senior Vice President of OLDE Discount


The principal occupations of each of the Company's directors and executive officers during at least the past five years are set forth below:

ERNEST J. OLDE has been Chairman of the Board of the Company since its inception in 1986. Mr. Olde held the office of Chairman of the Board of OLDE Discount from its inception in 1971 through January 1989, and from April 1991 through 1994.

RANDAL J. MUDGE has been President of the Company since 1991, and had served as Senior Vice President of the Company from its inception in 1986 until he was elected President. Mr. Mudge is currently serving as Managing Director of OLDE Discount, a position he previously held from 1991 through 1992. He served as Senior Vice President of OLDE Discount before serving as its President from 1989 to 1991. He joined OLDE Discount in 1982. Mr. Mudge has been a director of OLDE Discount from 1984 to present.

JEFFREY M. SLOPEN has been a partner with the Windsor, Ontario law firm of Wilson, Walker, Hochberg & Slopen, Barristers and Solicitors since 1985. The firm provides legal services to the Company, OLDE Discount and their affiliates. Mr. Slopen is licensed to practice law in the Canadian province of Ontario and the State of Michigan.

MACK H. SUTTON has been the Chief Financial Officer and Treasurer of the Company since its inception in 1986. He has been Chief Financial Officer of OLDE Discount since 1988, and was Treasurer of OLDE Discount from 1986 through 1991. From 1992 through 1995, Mr. Sutton was Controller of OLDE Discount. Mr. Sutton is a certified public accountant. He joined OLDE Discount in 1985.

THOMAS P. FITZGERALD has been General Counsel of the Company since March 1995 and a Senior Vice President of OLDE Discount since January 1997. Prior to joining the Company, Mr. Fitzgerald served as outside counsel to the Company while engaged in a private law practice concentrating in securities brokerage matters. Mr. Fitzgerald was employed with the U.S. Securities and Exchange Commission from 1985 to 1989 and is licensed to practice law in the states of Michigan and Illinois.

MICHAEL S. DZIALO has been the Director of Research of OLDE Discount since 1991, and a Senior Vice President and Director of OLDE Discount since January 1996. He was a Vice President from 1994 to 1995, and he was an Assistant Vice President from 1991 to 1994. Mr. Dzialo has been employed by OLDE Discount since 1987.

DANIEL S. PATTERSON has been a Senior Vice President of OLDE Discount since December 1995 and a Director of OLDE Discount since January 1996. Mr. Patterson served as Vice President of OLDE Discount from 1992 to 1995 and as Assistant Vice President of OLDE Discount from 1989 to 1992. He joined OLDE Discount in 1984.

Directors of the Company will hold office until the next annual meeting of the shareholders or until their successors are elected. Executive officers of the Company serve at the pleasure of the Board of Directors.

Stanley A. Snider is currently not serving in any capacity for the Company or any of its subsidiaries. He has resigned as a Director of OLDE Discount and as a Senior Vice President of the Company.

On April 7, 1989, the Board of Directors of the Company elected Jeffrey M. Slopen to the Board of Directors of the Company to serve as the "public director" required by Section 2720(g) of the NASD Conduct Rules. Mr. Slopen and Randal J. Mudge were also appointed to the Audit Committee of the Board of Directors, which was established pursuant to Section 2720(f) of the NASD Conduct Rules, to review the reports and recommendations of the Company's independent auditors. The functions of the Audit Committee include: (a) reviewing the scope of the Company's independent audit; (b) reviewing with the independent auditors the corporate accounting practices and policies and recommending to whom reports should be submitted within the Company; (c) reviewing with the independent auditors their reports; (d) reviewing with internal and independent auditors overall accounting and financial controls; and (e) being available to the independent auditors during the year for consultation purposes.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation, for the Company's Chairman of the Board and its other five most highly compensated officers, for services rendered in all capacities to the Company and its subsidiaries for the years indicated.


                               SUMMARY COMPENSATION TABLE
                               Annual Compensation

                                                     Other Annual
Principal Position       Year    Salary       Bonus  Compensation
------------------       ----    ------       -----  ------------

Ernest J. Olde           1996  $1,000,012  $6,000,000      -
Chairman of the Board    1995   1,000,012   5,000,000      -
OLDE Financial Corp.     1994   1,000,012   3,600,000      -

Randal J. Mudge          1996     300,000   1,300,000      -
President                1995     300,000     700,000      -
OLDE Financial Corp.     1994     200,000     500,000      -

Thomas P. Fitzgerald     1996     200,004     300,000      -
General Counsel          1995     149,271     125,000      -
                         1994           -           -      -

Michael Dzialo           1996     100,008     250,000      -
Director of Research     1995     100,008     200,000      -
OLDE Discount            1994      75,000     175,000      -

Mack H. Sutton           1996     150,000     150,000      -
Chief Financial Officer  1995     100,008     150,000      -
                         1994      78,000      97,000      -

Excluded from the compensation reported above are personal benefits which executive officers may derive from life and medical insurance policies, dues and occasional personal use of leased facilities. The estimated value of personal use of firm-owned automobiles has been excluded in the compensation amounts shown above. OLDE Discount leases accommodations in various locations which are utilized for business purposes in connection with the administration of OLDE Discount. The aggregate value of personal benefits provided to executive officers does not for any of them exceed the lesser of $50,000 or 10% of such executive officer's compensation.

All directors and officers are also reimbursed for out-of-pocket expenses incurred in connection with the Company's business. Board members are not separately compensated for their attendance at Board meetings.

The Company does not provide annuity, pension or similar retirement benefits to its officers, directors or employees.

In August 1995, the Company initiated sponsorship of a non-contributory profit sharing plan under section 401 of the Internal Revenue Code. This "401(k)" plan is generally available to employees of the Company and its affiliates who have met certain age and service requirements.

EMPLOYMENT AGREEMENTS

Neither the Company nor its subsidiaries have entered into employment agreements containing extended salary or severance payment provisions. OLDE Discount has entered into agreements with both its own employees and employees of financial institutions in which those employees are informed of the scope of permissible and impermissible brokerage activities. OLDE Discount has established a policy whereby it executes agreements with registered representatives which contain restrictive covenants prohibiting solicitation of customer accounts for a period of time in the event of an employee's separation from the firm.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth, as of March 1, 1997, the number and percentage of outstanding shares beneficially owned by each person known by the Company to own beneficially more than 5% of the Company's common stock, by each director of the Company, each executive officer of the Company named in the summary compensation table, and by directors and executive officers of the Company as a group. Unless otherwise indicated, each stockholder named has sole voting and dispositive power.




Name                 Number of Shares Beneficially Owned (1)    Percentage of Class
-----------------------------------------------------------------------------------
Ernest J. Olde (2)               28,543,773                           92.1%
Randal J. Mudge (2)                 324,236                            1.0%
Jeffrey M. Slopen (2)                     0                              -%
Mack H. Sutton (2)                   60,000                            0.2%
Thomas P. Fitzgerald  (2)                 0                              -%
Michael S. Dzialo  (2)               50,000                            0.2%
Daniel S. Patterson (2)              60,000                            0.2%

All directors and executive
officers as a group (7 persons)  29,038,009                           93.7%


(1) "Beneficial Ownership" is defined pursuant to regulations promulgated by the SEC as having or sharing, directly or indirectly, voting power, which includes the power to vote or to direct the voting, or investment power, which includes the power to dispose or to direct the disposition of the shares of common stock indicated.

(2) A director, executive officer or executive officer and director of the Company. The address of these persons, other than Mr. Slopen, is care of the Company, 751 Griswold Street, Detroit, Michigan 48226. Mr. Slopen's address is 443 Ouellette Ave., Windsor, Ontario, N9A 6R4.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors, officers, and employees of the Company maintain cash and margin accounts with OLDE Discount and execute security transactions through OLDE Discount in the ordinary course of business.

OLDE Discount has historically transacted a substantial portion of its advertising business under an agreement with Financial Marketing Services, Inc. ("FMS"), which is an advertising firm wholly owned by Ernest J. Olde, Chairman of the Board of the Company. As a condition of FMS obtaining certain financing for its printing subsidiary, North American Printing Company (formerly Sumner Press, Ltd.) ("Sumner"), in August, 1987, FMS, Sumner and OLDE Discount entered into a written agreement under which OLDE Discount agreed to purchase all of its advertising and printed materials from FMS through 1997. Minimum annual advertising purchases under this agreement are $2.4 million through 1997. During 1996, 1995 and 1994, OLDE Discount purchased substantially all of its advertising from FMS. Such purchases amounted to approximately $11.7 million, $14.1 million and $11.5 million, respectively, for these years. Other subsidiaries of FMS charged the company approximately $850,000, $968,000, and $963,000 primarily for mailing and general services during the respective periods.

Canadian Consumer League, Inc. ("CCL"), an importing firm 100% owned by Ernest
J. Olde, the Chairman and majority shareholder of the Company, was formed in 1990. CCL has made certain accommodation purchases on behalf of OLDE Discount in foreign markets. Such purchases included office furnishings, furniture and building renovation materials. Management believes that OLDE Discount made these purchases at a discount from prices available for similar goods from domestic sources. Prices were determined in consultation with Mr. Olde and other members of the Company's board. OLDE Discount paid $1 million during 1996 and $2.6 million during 1995, which includes deposits made for future deliveries. Additional purchases on similar terms are contemplated in future periods.

Management believes that OLDE Discount's expenditures for services provided to it by FMS, CCL, and Canadian Direct Marketing Services ("CDMS") discussed herein have been and will be no greater than those that would have been made with nonaffiliated vendors of equivalent services.

Ernest J. Olde and OLDE Discount are parties to a lease agreement pursuant to which OLDE Discount is leasing a building owned by Mr. Olde containing approximately 22,000 square feet of leasable space located at 751 Griswold, Detroit, Michigan 48226 through December 31, 2000, for use as part of its corporate offices. The lease agreement provides for monthly lease payments of $14,500. In addition, OLDE Discount is obligated to pay utilities, real estate taxes, and other occupancy expenses. The Company believes that the payments under this lease are comparable to the rents charged by nonaffiliated owners of equivalent office space.

Ernest J. Olde and OLDE Discount are parties to a lease agreement whereby OLDE Discount is leasing a commercial office building owned by Mr. Olde containing approximately 119,000 square feet of usable space at 131 W. Lafayette, Detroit, Michigan through December 31, 2000. The rental rate is $39,659 per month. OLDE Discount is also obligated to pay utilities, real estate taxes and other occupancy expenses. The Company believes that the payments under this lease are comparable to the rents charged by nonaffiliated owners of equivalent office space.

OLDE Discount also leases approximately 50,000 square feet of warehouse space in a building owned by Ernest J. Olde at 1700 W. Fort Street, Detroit, Michigan through December 31, 2000. The Company believes that the payments under this lease, currently $13,148 per month, are comparable to the rents charged by nonaffiliated owners of equivalent warehouse space.

The Company has established a policy for dealing with affiliates requiring:
(i) all transactions between the Company and affiliates be on terms the Board of Directors determines to be reasonable and comparable with terms that could or would be obtained from nonaffiliated parties under similar circumstances; and (ii) all transactions between the Company and affiliate must first be reviewed and approved by a majority of the Board of Directors and a majority of those directors who are independent and disinterested to the proposed transaction (See also, Note 12 to Consolidated Financial Statements).

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT  SCHEDULES, AND REPORTS ON FORM 8-K

            As required by ITEM 8 of this Form, the following consolidated financial statements of OLDE Financial Corporation and its subsidiaries are included.
14 (a) (1)  Index to Consolidated Financial Statements                          27

            Report of Independent Auditors                                      29

            Consolidated Statements of Financial Condition
            as of December 31, 1996 and 1995                                    30

            Consolidated Statements of Operations for the years ended
            December 31, 1996, 1995, and 1994                                   32

            Consolidated Statements of Changes in Stockholders' Equity for the
            years ended December 31, 1996, 1995, and 1994                       33

            Consolidated Statements of Cash Flows for the years ended
            December 31, 1996, 1995, and 1994                                   34

            Notes to Consolidated Financial Statements                          35

14 (a) (2)  The following consolidated financial statement schedules of
            OLDE Financial Corporation and subsidiaries are included in ITEM 14 (d):

            Financial Statement Schedules:
               Consolidated Financial Information of Registrant - Schedule 1    44
               Valuation and Qualifying Accounts - Schedule 2                   48
               Computation of Per Share Earnings - Schedule 3                   49
               Ratio of Earnings to Fixed Charges - Schedule 4                  50

            All other financial statement schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

14 (a)(3)   Exhibits listed in the accompanying index to exhibits are filed as part of this annual report

14(b)       There were no reports filed on Form 8-K during the fourth quarter of 1996.

14(c)       Index to Exhibits

                               INDEX TO EXHIBITS



Exhibit No.  Description of Exhibits                              Location
-----------  ---------------------------------------------------  ---------
3(I)         Articles of incorporation of registrant as amended.  c.

3(ii)        Bylaws of registrant.                                c.

4(a)         Form of indenture between registrant and Comerica
             Bank, N.A., Trustee.                                 a.

4(b)         Specimen 12.5% Debenture.                            b.

4(c)         Specimen 9.6% Debenture.                             c.

10.1         Services agreement between OLDE Discount
             Corporation, Sumner Press Ltd. and Financial
             Marketing Services, Inc. dated August 1987.          c.

10.2         Services agreement between OLDE Discount
             Corporation and Broker-Dealer Services, Inc.
             dated December 1985.                                 c.

10.3         Lease agreement between Ernest J. Olde and
             OLDE Discount Corporation effective
             date January 1996.                                   d.

10.4         Lease agreement between Ernest J. Olde and OLDE
             Discount Corporation effective date January 1996.    d.

10.5         Lease agreement between Ernest J. Olde and OLDE
             Discount Corporation effective date January 1996.    d.

21           Subsidiaries of the registrant.                      c.

a. Incorporated by reference from the registrant's registration statement filed on Form S-1 and declared effective on April 14, 1988.
b. Incorporated by reference from the registrant's registration statement filed on Form S-1 and declared effective on July 1, 1988.
c. Incorporated by reference from the registrant's registration statement filed on Form S-1 and declared effective on May 6, 1992.
d. Incorporated by reference from the registrant's exhibits filed with Form 10-Q dated September 29, 1995.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.

                             OLDE FINANCIAL CORPORATION


                             By:  /s/ Randal J. Mudge
                                  --------------------------
                                  Randal J. Mudge, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities on the date indicated.



Signature              Title                       Date

/s/ Ernest J. Olde     Chairman and Director       March 27, 1997
---------------------
Ernest J. Olde


/s/ Jeffrey M. Slopen  Director                    March 27, 1997
---------------------
Jeffrey M. Slopen


/s/ Randal J. Mudge    President and               March 27, 1997
---------------------
Randal J. Mudge        Director


/s/ Mack H. Sutton     Chief Financial Officer     March 27, 1997
---------------------  (Principal Financial
Mack H. Sutton         and Accounting Officer)



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

An annual report is to be furnished to security holders subsequent to the filing of this Form 10-K.

Copies of the annual report furnished to security holders will be provided to the Commission at the time the annual report is furnished to security holders.

No proxy material has been sent to security holders.

                        [ ERNST & YOUNG LLP LETTERHEAD ]


                        Report of Independent Auditors



We have audited the accompanying consolidated financial statements of OLDE Financial Corporation and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for each of the three years in the period ended
December 31, 1996. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OLDE Financial Corporation and subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                             ERNST & YOUNG LLP

February 7, 1997

Part I. - Financial Information

Item 1. - Financial Statements

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                    December 31, 1996 and December 31, 1995


                                                                  December 31,     December 31,
                                                                     1996             1995
                                                                ------------------------------
Assets:
Cash                                                            $   36,318,892  $   32,545,541
Short term investments - at cost which approximates
  market                                                            22,811,775      20,388,951
U.S. Government and U.S. Government Agencies securities
  purchased under agreements to resell - at resale amount          179,974,000     125,066,000

Special reserve account for benefit of customers:
  U.S. Government securities purchased under
     agreements to resell - at resale amount                       119,881,000      10,258,000
  Cash                                                                   6,201           6,808
                                                                   119,887,201      10,264,808
Deposits with clearing organizations:
  Cash                                                               2,004,965       1,894,061
  U.S. Government and other securities - at market                   3,689,434       3,827,401
                                                                ------------------------------
                                                                     5,694,399       5,721,462


Receivables:
  Customers                                                      1,153,541,049   1,286,000,111
  Brokers, dealers and clearing organizations                       24,270,894      25,984,261
  Other, including $323,168 and $513,310 from,
     affiliates at December 31, 1996 and December 31, 1995,
     respectively                                                    7,030,219       9,443,661
  Less reserve for doubtful accounts                               (1,700,182)     (1,576,801)
                                                                ------------------------------
                                                                 1,183,141,980   1,319,851,232


Securities owned - at market                                        37,910,060      45,523,348
Property and equipment - at cost less accumulated
  depreciation and amortization of $30,832,793 and $21,588,842
  at December 31, 1996 and December 31, 1995, respectively          55,453,237      58,764,062
Exchange memberships - at cost                                         808,778         814,778
Other                                                                8,227,953       6,220,678
                                                                ------------------------------
                                                                $1,650,228,275  $1,625,160,860
                                                                ==============================


See accompanying notes

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                    December 31, 1996 and December 31, 1995


                                                             December 31,    December 31,
                                                                1996            1995
                                                           ------------------------------
Liabilities and Stockholders' Equity:
Payable to customers                                       $1,087,561,270    $820,007,186
Payable to brokers and dealers                                179,341,557     473,132,159
Securities sold, not yet purchased - at market                  6,989,535       5,968,008
Accrued income taxes                                            3,552,574       3,268,127
Real estate mortgages                                          13,410,599      16,530,674
Capital lease obligations                                       4,226,682       6,483,397
Accounts payable, accrued expenses and other
  including $1,178,963 and $1,000,503 to affiliates
  at December 31, 1996 and December 31, 1995,
  respectively                                                 26,281,213      27,568,995
                                                           ------------------------------
                                                            1,321,363,430   1,352,958,546


Subordinated debt:
  12% Senior subordinated debentures due
     April, 1996                                                        -       7,500,000
  12.5% Senior subordinated debentures due
     August, 1998                                              10,000,000      10,000,000
  9.6% Senior subordinated debentures due
     May, 2002                                                 20,000,000      20,000,000
                                                           ------------------------------
                                                               30,000,000      37,500,000
Commitments and contingencies (Note 6)

Stockholders' equity:
  Common stock ($0.10 par value; 40,000,000 shares
     authorized; 36,810,000 and 36,745,000 shares
     issued and outstanding at December 31, 1996
     and December 31, 1995, respectively)                       3,681,000       3,674,500
  Additional paid in capital                                      408,850               -
  Retained earnings                                           294,774,995     231,027,814
                                                           ------------------------------
Total stockholders' equity                                    298,864,845     234,702,314
                                                           ------------------------------
                                                           $1,650,228,275  $1,625,160,860
                                                           ==============================





See accompanying notes.

                           OLDE Financial Corporation
                     Consolidated Statements of Operations
                            For 1996, 1995, and 1994



                                                          Year Ended December 31,
                                                      1996          1995          1994
                                                 ----------------------------------------

Revenues:
  Commissions                                    $144,766,503  $132,975,490  $112,610,660
  Principal transactions                          118,069,712   146,155,459   115,724,429
  Interest                                        104,310,373    98,672,123    64,656,339
  Other                                            12,873,785    11,476,564     8,341,200
                                                 ----------------------------------------
Total revenues                                    380,020,373   389,279,636   301,332,628


Expenses:
  Employee compensation and benefits              129,757,286   124,724,265    94,328,460
Commissions, floor brokerage and fees               9,992,414     9,859,799    10,503,492
  Communications                                   10,570,143     9,913,135     8,077,176
  Advertising and promotional (a)                  16,770,577    18,211,106    14,374,874
  General and administrative (b)                   33,094,488    26,691,533    15,148,139
  Interest                                         45,522,255    44,516,190    28,439,851
  Occupancy (c)                                    22,000,283    19,884,498    16,987,866
  Data processing and supplies (d)                 10,223,744     8,994,030     8,745,783
                                                 ----------------------------------------
Total expenses                                    277,931,190   262,794,556   196,605,641
                                                 ----------------------------------------
Income before income taxes                        102,089,183   126,485,080   104,726,987
Income tax provision                               38,342,000    48,127,000    39,685,000
                                                 ----------------------------------------
Net income                                       $ 63,747,183  $ 78,358,080   $65,041,987
                                                 ========================================


Net income per common share                             $1.73         $2.12         $1.74
                                                 ========================================



Weighted average shares
  outstanding                                      36,795,781    37,004,315    37,369,660
                                                 ========================================


(a)  Including approximately $12,100,000, $14,642,000, and $11,510,000 with an affiliate in 1996, 1995, and 1994 respectively.
(b) Including approximately $436,500, $465,000, and $561,000 with an affiliate in 1996, 1995, and 1994 respectively.
(c) Including approximately $807,700, $997,000, and $1,081,000 with the Company's majority stockholder in 1996, 1995, and 1994 respectively.
(d) Including approximately $11,000 and $2,896,000 with an affiliate in 1995 and 1994.


See accompanying notes

                           OLDE Financial Corporation
                       Consolidated Statements of Changes
                            in Stockholders' Equity


                                            Common        Additional Paid      Retained
                                            Stock           in Capital         Earnings         Total
                                            ----------    ---------------    -----------     ------------
Balance, January 1, 1994                    $3,702,500        $   508,150    $ 89,470,641    $ 93,681,291
Issuance of 370,000 shares of
 common stock                                   37,000            900,746               -         937,746
Net Income                                           -                  -      65,041,985      65,041,985
                                            -------------------------------------------------------------
Balance, December 31, 1994                   3,739,500          1,408,896     154,512,626     159,661,022
Redemption of 650,000 shares of
 common stock                                  (65,000)        (1,408,896)     (1,842,894)     (3,316,790)
Net Income                                         -                -          78,358,080      78,358,080
                                            -------------------------------------------------------------
Balance, December 31, 1995                   3,674,500                  -     231,027,812     234,702,312
Issuance of  65,000 shares of
 common stock                                    6,500            408,850               -         415,350
Net Income                                           -                  -      63,747,183      63,747,183
                                            -------------------------------------------------------------
Balance, December 31, 1996                   3,681,000            408,850     294,774,995     298,864,845
                                            =============================================================


See accompanying notes

                           OLDE Financial Corporation
                     Consolidated Statements of Cash Flows



                                                                      YEAR ENDED DECEMBER 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                               1996            1995           1994
-------------------------------------                               ----            ----           ----
Net income                                                     $  63,747,183     $ 78,358,080     $ 65,041,987
Adjustments to reconcile net income to net cash
   provided by  (used in) operating activities:
Depreciation and amortization                                      9,327,929        8,311,351        5,340,146
Deferred income taxes                                             (2,336,000)        (775,000)         198,000
(Increase) decrease in:
   Special reserve account for benefit
     of customers                                               (109,622,393)      (1,162,557)       8,659,456
   Deposits with clearing organizations                               27,063          371,695       (2,385,056)
   Receivables from customer                                     132,459,062     (341,233,049)    (297,026,694)
   Receivables from brokers, dealers,
     and clearing organizations                                    1,713,367        2,780,843        2,521,464
   Receivables from others                                         2,536,823       (2,068,359)       1,174,337
   Securities purchased under agreements
     to resell                                                   (54,908,000)     (84,285,000)     (12,698,000)
   Securities owned                                                7,613,288      (25,295,760)      (8,068,234)
   Other assets, net                                              (2,001,275)      (2,747,405)         444,931
Increase (decrease) in:
   Payables to customers                                         267,554,084      129,793,062      149,189,211
   Payables to brokers and dealers                              (293,790,602)     250,627,406      107,183,883
   Securities sold, not yet purchased                              1,021,527          630,808          956,605
   Accrued income taxes                                            2,620,447        2,081,274       (2,776,170)
   Accounts payable, accrued expenses
     and other liabilities                                        (1,287,784)       7,796,347        3,711,470
                                                               -------------     ------------     ------------
Net cash provided by
     operating activities                                         24,674,719       23,183,736       21,467,336
CASH FLOWS USED IN INVESTING ACTIVITIES:
----------------------------------------
Capital expenditures                                              (4,661,321)     (16,635,357)     (12,760,281)
CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
------------------------------------------------------
Issuance of common stock                                             415,350                -          937,746
Redemption of common stock                                                 -       (3,316,790)               -
Payment of Senior Subordinated Debt                               (7,500,000)               -                -
Principal payments on real estate mortgages                       (3,438,075)      (2,312,415)      (1,156,910)
Real estate mortgages obtained                                       318,000        6,677,500        5,621,500
Principal payments on capital lease obligations                   (3,612,498)      (3,740,592)      (2,398,601)
                                                               -------------     ------------     ------------
Net cash provided by (used in)
     financing activities                                        (13,817,223)      (2,692,297)       3,003,735
Net increase (decrease) in cash                                    6,196,175        3,856,082       11,710,790
Cash and cash equivalents at the
     beginning of period                                          52,934,492       49,078,410       37,367,620
                                                               -------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  59,130,667     $ 52,934,492     $ 49,078,410
                                                               =============     ============     ============
Interest Paid                                                   $ 45,136,000     $ 43,776,000     $ 27,590,000



See accompanying notes

                           OLDE Financial Corporation
                   Notes to Consolidated Financial Statements
                               December 31, 1996


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

OAM provides portfolio management and administrative services to the OLDE Custodian Fund, a money market fund sponsor. ORC, OPC, and RAI are engaged in the acquisition, ownership and operation of commercial real estate, leased primarily to OLDE Discount. OEC leases computer hardware and software to OLDE Discount. STI provides travel management and purchasing services primarily to OLDE Discount. ABS is currently inactive.


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

The Company is a party to financial instruments with off balance sheet risk in its normal course of business. The Company is required, in the event of the non-delivery of customers' securities owed to the Company by other broker-dealers, or by its customers, to purchase identical securities in the open market. Such purchases could result in losses not reflected in the accompanying financial statements. The market value of the securities owed to the Company approximates the amount payable.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)

2.  Significant accounting policies (continued)

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

4.  Securities owned and securities sold, not yet purchased

At December 31, 1996 marketable securities owned and securities sold, not yet purchased consist of trading and investment securities at quoted market values, as follows:


                                          Securities  Securities Sold
                                            Owned     Not Yet Purchased
                                         -----------  -----------------
      U.S. Government Securities          $2,743,004      $  672,160
      Municipal Securities                 9,519,096         129,887
      Various Fixed Income Securities
           (Including Preferred Stocks)   13,590,564       2,953,368
      Equity Securities                   11,974,244       3,151,075
      Other Securities                        83,152          83,045
                                         -----------      ----------
      Total                              $37,910,060      $6,989,535
                                         ===========      ==========


5.  Receivables from customers

Receivables from customers include amounts due on margin and cash transactions. The receivables are collateralized by customers' securities held, which are not reflected in the financial statements.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)

6.  Receivables and payables with brokers, dealers, and clearing organizations

Receivables from brokers generally are collected within thirty days and are collateralized by securities in physical possession, on deposit, or receivable from customers or other brokers. The Company does business with brokers that for the most part are members of the major U.S. securities exchanges.

The Company monitors the credit standing of broker-dealers and customers with whom it conducts business. In addition, the Company monitors the market value of collateral held and the market value of securities receivable from others. The Company obtains additional collateral if insufficient protection against loss exists.

Amounts receivable from and payable to brokers, dealers, and clearing organizations as of December 31 are as follows:

                                                  1996          1995
                                              ------------  ------------
       Receivables:
             Securities failed to deliver     $    567,687  $    346,377
             Deposits on Securities Borrowed    19,719,805    20,963,686
             Clearing Organizations & Other      3,983,402     4,674,198
                                              ------------  ------------
                                              $ 24,270,894  $ 25,984,261
                                              ============  ============
       Payables:
             Securities failed to receive       $1,928,127      $952,465
             Deposits received for
                Securities Loaned              177,375,254   472,179,694
             Other                                  38,176             -
                                              ------------  ------------
                                              $179,341,557  $473,132,159
                                              ============  ============


In June 1996, the Financial Accounting Standards Board issued "Statement" 125, "Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This "Statement", which becomes effective in two parts on January 1, 1997 and January 1, 1998, provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The first part of the "Statement" which became effective on January 1, 1997, had no effect on the Company. The second part of the "Statement" effective January 1, 1998 may impact the financial statements of the Company. The impact of the adoption of "Statement" 125 is not anticipated to be material to the operations of the Company.

7.  Securities lending

At December 31, 1996, funds obtained under securities lending agreements, which is included with payables to broker dealers, amounted to $177.4 million. Securities loaned are securities held by customers on margin. When loaning securities OLDE Discount receives cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted daily for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate with short-term interest rates.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)

8.  Property and equipment

Property and equipment at cost consist of the following at December 31, 1996:


                                                  1996         1995
                                              -----------  -----------
          Land                                $ 5,475,317  $ 5,384,425
          Building and improvements            35,364,255   33,911,772
          Furniture, fixtures, and equipment   45,446,458   41,056,707
                                              -----------  -----------
          Total Property and Equipment        $86,286,030  $80,352,904
                                              ===========  ===========


9.  Bank lines of credit, debt, commitments and contingencies

At December 31, 1996, bank lines of credit available to OLDE Discount amounted to $180 million. A line of credit in the amount of $80 million may be withdrawn at the discretion of the bank. A $100 million committed line of credit expires in August 1997 and, subject to the terms of the agreement, may be extended for one year at the bank's discretion. Separate commitments for letters of credit in the amount of $45 million were also available. Short-term bank loans outstanding under the lines of credit are payable either on demand or upon expiration of the line of credit and are collateralized by marketable securities carried for the accounts of margin customers. Loans outstanding bear interest at broker loan rates.

There were no borrowings under these lines of credit at December 31, 1996 or December 31, 1995. During 1996 and 1995, there were no compensating balance requirements related to these lines of credit. The average daily borrowings of short-term bank loans were $240,000 , $214,000, and $290,000 with a weighted average interest rate paid of 6.3%, 6.8%, and 5.5% during 1996, 1995, and 1994.

As of December 31, 1996, OLDE Discount had provided a clearing corporation with letters of credit totaling $32 million which satisfied margin deposit requirements of $27.9 million. These letters of credit are secured by customers' margin securities.

OLDE Discount leases office facilities over varying periods extending to 2005. The Company's approximate minimum annual rental commitments under noncancellable operating leases are as follows:


           1997                         $ 4,978,000
           1998                           3,630,000
           1999                           2,623,000
           2000                           1,656,000
           2001                             810,000
           Thereafter                       803,000
                                        -----------
           Total                        $14,500,000
                                        ===========

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)

9.  Bank lines of credit, debt, commitments and contingencies (continued)

Certain of the office leases contain renewal options ranging from one to five years. The office leases generally provide for rent escalation resulting from increased assessments for real estate taxes and other charges. Rental expense for office facilities under noncancellable operating leases was $6.6 million, $6.3 million, and $5.6 million, respectively for the years ended December 31, 1996, 1995 and 1994 respectively.

OLDE Equipment leases computer hardware. The following is a schedule of future minimum lease payments under capital leases together with the present value of the net minimum lease payments as of December 31, 1996:


       1997                                              $2,988,652
       1998                                               1,242,406
       1999                                                 327,391
                                                         ----------
       Total minimum lease payments                       4,558,449
       Less amount representing interest                    331,767
                                                         ----------
       Present value of net minimum lease payments       $4,226,682
                                                         ==========


Computer systems financed under capital leases and hardware included in property and equipment amounted to approximately $12.6 million and $11.5 million at cost at December 31, 996 and 1995 respectively, and accumulated amortization amounted to approximately $6.9 million and $4.5 million respectively. Amortization of capital leases is included with depreciation and amortization expense.

At December 31, 1996, OLDE Property Corporation had outstanding $13.4 million in real estate mortgages. These mortgages are secured by substantially all land, building, and improvements of the Company. Mortgages outstanding bear interest at 6.25%, 8%, and 8.25% per annum. These mortgages are scheduled to mature in 2002 at which point it is the Company's intent to refinance remaining amounts. The following is a schedule of future minimum mortgage principal payments:


        1997                          $ 3,253,440
        1998                            2,941,416
        1999                            2,941,416
        2000                            2,750,510
        2001                            1,142,856
        2002                              380,960
                                      -----------
        Total                         $13,410,598
                                      ===========


Subsequent to December 31, 1996, OLDE Property Corporation entered into an agreement to purchase one additional property for approximately $620,000.

OLDE Discount is a defendant and respondent in a number of civil actions, arbitrations, and class actions arising out of its business as a broker-dealer, including a consolidated certified class action in Federal court which alleges that 33 securities dealers conspired to fix and maintain artificial bid-ask spreads on certain securities traded on the National Association of Securities Dealers Automated Quotation System ("NASDAQ") over-the-counter market, and other purported class actions. The Company believes it has meritorious defenses against these claims and intends to assert them vigorously. It is management's opinion that the disposition of these claims will not have a material adverse effect on the financial condition of the Company.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)

9.  Bank lines of credit, debt, commitments and contingencies (continued)

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

The Company, its principal shareholder, OLDE Discount and certain affiliates and others, were named as defendants in a civil action filed on March 17, 1992 by a former executive of the firm. The complaint alleged various tort, contractual, and statutory claims relative to OLDE Discount's termination of the former executive's employment. The matter was subsequently ordered to arbitration. During 1996, this matter was resolved without a material effect on the Company.

10.  Subordinated Debt

On April 1, 1996, the Company's $7.5 million of 12% senior subordinated debentures matured, and were repaid.

In July 1988, the Company issued, through a public offering, $10 million of 12.5% Senior Subordinated Debentures due August 1, 1998. Net proceeds of $9.7 million from this offering were invested in OLDE Discount in the form of a note receivable. This note is subordinated to all of OLDE Discount's creditors whose claims are not similarly subordinated. The subordination agreement with OLDE Discount matures on August 1, 1998 and bears interest at 13.5%.

In May 1992, the Company issued, through a public offering, $20 million of 9.6% Senior Subordinated Debentures due May 1, 2002. Net proceeds of $4.5 million from this offering were invested in OLDE Discount in the form of a note receivable. This note is subordinated to all of OLDE Discount's creditors whose claims are not similarly subordinated. The subordination agreement with OLDE Discount matures on May 1, 2002 and bears interest at 10.6%. The balance of the proceeds were invested in OLDE Property Corporation and used in the acquisition of real properties.

At December 31, 1996, the entire $14.2 million of subordinated debt of OLDE Discount was included in computing its net capital under the Securities and Exchange Commission's net capital rules. Such subordinated borrowings are covered by agreement approved by the New York Stock Exchange, Inc. Repayment of the notes and termination of the subordination agreements at maturity are subject to OLDE Discount's continued compliance with its minimum net capital requirements.

11. Net capital requirements

OLDE Discount is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and has elected to comply with the alternative net capital requirement, which requires a broker-dealer to maintain minimum net capital equal to the greater of $250,000 or 2% of the combined aggregate debit balances arising from customer transactions, as defined. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $250,000. At December 31, 1996, OLDE Discount's net capital of $268.5 million, which was 22% of aggregate debit items, exceeded by $244.5 million its minimum required net capital of $23.9 million.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)

11.  Net capital requirements (continued)

In February 1997, the Board of Directors of OLDE Discount Corporation approved the payment of cash dividends to the Company in the amount of $45,124,940 to be paid in the first quarter of 1997. If OLDE Discount's net capital had been reduced by the dividend payment, the Company's net capital ratio at December 31, 1996 would have been 19% of aggregate debits.

12. Income taxes

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets (liabilities) at December 31, 1996 and 1995 are as follows:

                                                                                1996          1995
                                                                             ----------     --------
     Contingencies reserve                                                   $2,876,000     $750,000
     Tax over book depreciation                                                (587,000)    (648,000)
     Reserve for Doubtful accounts                                              595,000      552,000
     Employee Benefits                                                          533,000      452,000
     Prepaid Expenses                                                          (210,000)    (237,000)
     Other                                                                       65,000       67,000
                                                                             ----------     --------
                                                                             $3,272,000     $936,000
                                                                             ==========     ========


Significant components of the provision for income taxes are as follows:


     Current:                            1996         1995         1994
                                      ------------  -----------  -----------
           Federal                    $36,787,000   $42,741,000  $34,820,000
           State and local              3,891,000     6,161,000    4,667,000
                                      ------------  -----------  -----------
           Total current tax           40,678,000    48,902,000   39,487,000
     Deferred (credit):
           Federal                     (2,336,000)     (775,000)     198,000
           State and local                     -             -            -
                                      ------------  -----------  -----------
           Total deferred              (2,336,000)     (775,000)     198,000
                                      ------------  -----------  -----------
                                      $38,342,000   $48,127,000  $39,685,000
                                      ============  ===========  ===========


A reconciliation of the total federal income tax provision and the amount computed by applying the statutory federal income tax rate to earnings before income taxes is as follows:


                                        1996              1995         1994
                                     ------------  -----------  -----------
    Tax at U.S. statutory rates       $35,730,990  $44,269,778  $36,654,000
    Impact of state and local taxes    (1,361,850)  (2,156,350)  (1,633,000)
    Other                                  81,860     (147,428)      (3,000)
                                     ------------  -----------  -----------
                                     $34,451,000   $41,966,000  $35,018,000
                                     ============  ===========  ===========


Total income taxes paid approximated $40.5 million, $49.8 million, and $43.1 million for 1996, 1995, and 1994 respectively.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)

13.  Related party transactions

Directors, officers, and employees of the Company maintain cash and margin accounts with OLDE Discount and execute securities transactions through OLDE Discount in the ordinary course of business.

OLDE Discount purchases significant advertising and promotional material from Financial Marketing Services, Inc. ("FMS"), a Michigan corporation wholly-owned by the majority shareholder of the Company, and North American Printing Company ("North American") formerly Summer Press, Ltd., a Canadian company controlled by FMS. North American supplies FMS with substantially all of OLDE Discount's printed advertising materials. OLDE Discount has agreed to purchase substantially all of its printed materials from FMS. Minimum annual advertising purchases under this agreement will be $2.4 million through 1997. In total, the Company's advertising purchases from FMS amounted to approximately $11.7 million, $14.1 million, and $11.5 million for the years ending December 31, 1996, 1995, and 1994 respectively. Other subsidiaries of FMS charged the Company approximately $850,000, $968,000, and $963,000 primarily for mailing and general services for the same periods, respectively.

Cash disbursements (including deposits made for future deliveries) for office furnishings, office renovation, remodeling materials and other supplies from Canadian Consumer League, Inc., a company owned by the Company's majority shareholder, amounted to approximately $1 million, $2.6 million, and $2.7 million, respectively for the periods ended December 31, 1996, 1995, and 1994.

Future rental commitments include amounts payable to the Company's majority stockholder under various operating leases covering the Company's and OLDE Discount's corporate headquarters and other facilities. The leases expire in 2000, and provide for monthly rental payments of approximately $67,000. OLDE Discount pays utilities, real estate taxes and other occupancy expenses under these leases.

Through December 1994, OLDE Discount had received certain data processing and communication services from Broker-Dealer Services, Inc. ("BDSI"). The Company's majority shareholder and a director of the Company is also a shareholder of BDSI. In February 1995, the computer systems of BDSI were purchased by OEC. Total expenses under these agreements were $2.9 million for the period ending December 31, 1994.

At December 31, 1996 and 1995, the Company held investments of $22.8 million and $20.4 million, respectively, in shares of money market mutual funds sponsored and managed by subsidiaries of the Company.

14. Estimated fair values of financial instruments

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

A substantial portion of the Company's other financial instruments, consisting primarily of customer margin loans and customer credit balances, earn or pay rates of interest that change in accordance with general changes in short-term interest rates. Such instruments are carried in the financial statements at the amount receivable or payable on demand, which is considered to be the estimated fair value. Outstanding subordinated debentures of the Company pay rates of interest fixed at the time of their issuance. The estimated market value of these debentures fluctuates inversely to changes in interest rates. The excess of estimated market value of the debentures compared to their recorded cost based on interest rates in effect at December 31, 1996, is not considered material.

The above disclosures do not extend to estimated fair value amounts for items not defined as financial instruments by FASB No. 107 "Disclosures About Fair Value of Financial Instruments", for example, customer relationships, which possess significant value.

15. Non cash financing activities

The Company incurred liabilities for capital lease obligations in the amount of approximately $1.4 million, $3.2 million, and $4.9 million for the periods ending December 31, 1996, 1995, and 1994 respectively. These transactions affected the Company's recognized liabilities but were not characterized by the receipt or payment of cash.

16.  Subsequent events

Under agreements with certain shareholders entered into in February 1997, the Company has redeemed 5,812,876 shares of its common stock at $8.15 per share, for a total consideration of $47,374,940.

                           OLDE FINANCIAL CORPORATION
                  CONDENSED STATEMENTS OF FINANCIAL CONDITION
                             (Parent Company Only)
                                   SCHEDULE 1


                                                         December 31,  December 31,
                                                            1996          1995
                                                         ------------  ------------
Assets:
Cash                                                     $    470,808  $    169,943
Short Term Investments                                        210,795       418,237
Accounts receivable                                           151,654       231,655
Subordinated notes receivable from
     OLDE Discount Corporation                             14,190,000    21,395,000
Investments in subsidiaries                               300,408,072   236,679,697
Advances to other subsidiaries                             14,018,280    14,018,280
Debt issuance costs                                           305,972       394,936
                                                         ------------  ------------
                                                         $329,755,581  $273,307,748
                                                         ============  ============

Liabilities and Stockholder's equity:
Liabilities:
Accrued interest payable to debenture holders            $    840,833  $  1,065,833
Intercompany accounts payable                                  16,000        16,000
Other                                                          33,903        23,603
                                                         ------------  ------------
                                                              890,736     1,105,436

Senior Subordinated debentures                             30,000,000    37,500,000
Stockholders' equity:
Common stock ($0.10 par value,
40,000,000 shares authorized; 36,810,000 and
36,745,000 shares issued and outstanding, at
December 31, 1996 and 1995, respectively)                   3,681,000     3,674,500
Additional paid-in capital                                    408,850             -
Retained earnings                                         294,774,995   231,027,812
                                                         ------------  ------------
Total Stockholders' Equity                               $298,864,845  $234,702,312
                                                         ------------  ------------
                                                         $329,755,581  $273,307,748
                                                         ============  ============

See accompanying notes.

                           OLDE FINANCIAL CORPORATION
                       CONDENSED STATEMENTS OF OPERATIONS
                             (Parent Company Only)
                                   SCHEDULE 1



                                             Year Ended December 31,
                                           1996        1995         1994
                                       -----------  -----------  -----------
Revenues:
Equity in earnings of subsidiaries     $63,728,375  $78,321,933  $64,988,635
Interest                                 3,542,861    4,279,659    4,281,156
                                       -----------  -----------  -----------
Total revenues                          67,271,236   82,601,592   69,269,791

Expenses:
Interest                                 3,395,000    4,070,000    4,053,121
General and administrative                 118,553      154,011      144,183
                                       -----------  -----------  -----------
Total expenses                           3,513,553    4,224,011    4,197,304

    Income before income taxes          63,757,683   78,377,581   65,072,487

    Income tax provision (credit)           10,500       19,501       30,500
                                       -----------  -----------  -----------

    Net Income                         $63,747,183  $78,358,080  $65,041,987
                                       ===========  ===========  ===========


See accompanying notes.

                           OLDE FINANCIAL CORPORATION
                       CONDENSED STATEMENTS OF CASH FLOWS
                             (Parent Company Only)
                                   SCHEDULE 1



                                                     Year ended December 31,
                                                1996           1995         1994
                                              -----------   -----------   -----------
Cash flows from operating activities:
   Net Income                                 $63,747,183   $78,358,080   $65,041,987
   Adjustments to reconcile income
   to cash provided by (used in)
   operating activities:
Equity in earnings of subsidiary              (63,728,375)  (78,321,930)  (64,988,260)
   Decrease) in interest payable                 (225,000)            -       (16,879)
Amortization of debt issuance
       costs                                       88,964       117,394       117,394
   Other, net                                      90,301        17,559      (223,001)
                                              -----------   -----------   -----------
   Cash flows provided by
   (used in) investing activities                 (26,927)      171,103       (68,759)

Cash flows from investing activities:
   Advances to subsidiaries                             -     2,380,424      (405,517)
                                              -----------   -----------   -----------
Cash flows provided by (used in)
   investing activities                                 -     2,380,424      (405,517)

Cash flows from financing activities:
Subordinated notes receivable                   7,205,000             -             -
   Senior subordinated
   debentures                                  (7,500,000)            -             -
   Redemption of common stock                           -     (3.316,790)           -
   Issuance of common stock                       415,350             -       937,746
                                              -----------   -----------   -----------
   Cash provided (used in) by
   financing activities                           120,350    (3,316,790)      937,346

Net increase (decrease) in cash
   and cash equivalents                            93,423      (765,263)      463,470
Cash and cash equivalents at
   beginning of year                              588,180     1,353,443       889,973
                                              -----------   -----------   -----------
Cash and cash equivalents at
   end of year                                   $681,603      $588,180    $1,353,443
                                              ===========   ===========   ===========

Interest Paid                                 $ 3,395,000   $ 4,070,000   $ 4,070,000
                                              ===========   ===========   ===========


See accompanying notes.

                           OLDE FINANCIAL CORPORATION
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                             (Parent Company Only)
                                   SCHEDULE 1
                               December 31, 1996

1.  Organization, basis of presentation and significant accounting policies

The accompanying condensed financial statements are not the Company's primary financial statements since they present only the accounts of the Company, including its investment in subsidiaries reflected on the equity method. The primary financial statements of the Company are its consolidated financial statements, which include the accounts of all its subsidiaries.

The Company considers all highly liquid investments (short-term investments) with a maturity of three months or less when purchased to be cash equivalents.

The issuance costs of the Company's senior subordinated debentures are amortized using the straight-line method over the lives of each of the issues.

2.  Subordinated notes receivable

These notes receivable represent amounts due from OLDE Discount, the Company's principal subsidiary. The notes are subordinated to claims of all creditors of OLDE Discount whose claims are not similarly subordinated. The principal amounts of the notes are $9.7 million and $4.5 million, with interest rates of 13.5% and 10.6%, and maturities in August 1998 and in May 2002, respectively. On April 1, 1996, $7.2 million of 12.5% subordinated notes payable matured.

3.  Senior subordinated debentures

On April 1, 1996, $7.5 million in principal amount of 12% senior subordinated debentures matured and were repaid. Senior subordinated debentures in the amount of $10 million with interest at 12.5% are due in August of 1998. Senior subordinated debentures in the amount of $20 million with interest at 9.6% are due May 2002.

                           OLDE FINANCIAL CORPORATION
                       VALUATION AND QUALIFYING ACCOUNTS
                                   SCHEDULE 2

                                                RESERVE FOR
                                          Doubtful
                                          Accounts    Contingencies
                                          ----------  -------------
Beginning January 1, 1994                 $  968,918    $  817,896
Provision for losses                         489,760       511,468
Charge-offs and settlements                  (18,408)     (410,446)
                                          ----------    ----------
Balance December 31, 1994                 $1,440,270      $918,918
Provisions for losses                        193,773     7,754,686
Charge-offs and settlements                  (57,242)   (6,554,686)
                                          ----------    ----------
Balance December 31, 1995                 $1,576,801    $2,118,918
Provision for losses                         180,000    12,290,661
Charge-offs and settlements                  (56,619)   (6,217,190)
                                          ----------    ----------
Balance December 31, 1996                 $1,700,182    $8,192,389
                                          ==========    ==========

                           OLDE FINANCIAL CORPORATION
                       COMPUTATION OF PER SHARE EARNINGS
                                   SCHEDULE 3


                                               Year Ended December 31,
                                         1996         1995         1994
                                     -----------  -----------  -----------

Weighted Average Shares Outstanding   36,795,781   37,004,315   37,369,660

Net Income                           $63,747,183  $78,358,080  $65,041,987

Net Income per common share          $      1.73  $      2.12  $      1.74

                           OLDE FINANCIAL CORPORATION
                       RATIO OF EARNINGS TO FIXED CHARGES
                          Year Ended December 31, 1996
                                   SCHEDULE 4


Fixed Charges:
    Interest Expense                             $ 45,522,255
    Portion of rent expense
    representative of interest                      2,276,249
                                                 ------------
                                                 $ 47,798,504
Earnings:
    Income from continuing operations
    before taxes                                 $102,089,183
    Fixed charges per above                        47,798,504
    Amortization of debt issuance costs                88,964
                                                 ------------
                                                 $149,976,651
                                                 ============

Ratio of earnings to fixed charges                  3.14 to 1
                                                 ============

