Form 10-Q
period 1997-03-28
OLDE FINANCIAL CORP
filed 1997-05-12
CIK 813180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q


         (MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended March 28, 1997
                                        ---------------------------------------
                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    -----------------------
Commission File Number: 33-22183
                        -------------------------------------------------------

                           OLDE FINANCIAL CORPORATION
                           --------------------------
             (Exact name of registrant as specified in its charter)


Michigan                                                             38-2722519
-------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

751 Griswold Street Detroit, Michigan                                     48226
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

(313) 961-6666
-------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes    X     No
                                        ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


      Common stock, $0.10 par value                    30,997,124
      -----------------------------          ------------------------------
                  Class                      Outstanding as of May 12, 1997

                          OLDE Financial Corporation
                                  Form 10-Q
                     For the Period Ended March 28, 1997


                                                                            Page
Part I.          Financial Information

         Item 1. Financial Statements

                 Consolidated Statements of Financial
                 Condition - March 28, 1997 (Unaudited)
                 and December 31, 1996                                        3

                 Consolidated Statements of Operations
                 Three Months Ended March 28, 1997
                 and March 29, 1996 (Unaudited)                               5

                 Consolidated Statements of Cash Flows
                 Three Months Ended March 28, 1997 and
                 March 29, 1996 (Unaudited)                                   6

                 Notes to Consolidated Financial Statements (Unaudited)       7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                13


Part II.         Other Information

         Item 6. Exhibits and Reports on Form 8-K                             18


                 Signature                                                    19



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

Part I. - Financial Information

Item 1. - Financial Statements


                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                      March 28, 1997 and December 31, 1996

                                                                                        March 28,    December 31,
                                                                                        1997             1996
                                                                                     (Unaudited)
                                                                                  --------------------------------
Assets:
Cash                                                                              $   22,898,626     $   36,318,892
Short term investments - at cost which approximates
     market                                                                           21,505,766         22,811,775
U.S. Government and U.S. Government Agencies securities
     purchased under agreements to resell - at resale amount                         117,674,000        179,974,000

Special reserve account for benefit of customers:
     U.S. Government securities purchased under
          agreements to resell - at resale amount                                     85,553,000        119,881,000
     Cash                                                                                  6,380              6,201
                                                                                  --------------     --------------
                                                                                      85,559,380        119,887,201

Deposits with clearing organizations:
     Cash                                                                              2,004,965          2,004,965
     U.S. Government and other securities - at market                                  3,778,634          3,689,434
                                                                                  --------------     --------------
                                                                                       5,783,599          5,694,399


Receivables:
     Customers                                                                     1,115,981,247      1,153,541,049
     Brokers, dealers and clearing organizations                                      22,487,451         24,270,894
     Other, including $507,796 and $323,168 from,
          affiliates at March 28, 1997 and December 31, 1996,
          respectively                                                                10,937,672          7,030,219
     Less reserve for doubtful accounts                                               (1,737,614)        (1,700,182)
                                                                                  ---------------    ---------------
                                                                                   1,147,668,756      1,183,141,980


Securities owned - at market                                                          43,915,204         37,910,060
Property and equipment - at cost less accumulated
     depreciation and amortization of $33,306,784 and $30,832,793
     at March 28, 1997 and December 31, 1996, respectively                            54,054,513         55,453,237
Exchange memberships - at cost                                                           808,778            808,778
Other                                                                                  2,174,498          8,227,953
                                                                                  --------------     --------------
                                                                                  $1,502,043,120     $1,650,228,275
                                                                                  ==============     ==============

See accompanying notes

                          OLDE Financial Corporation
                Consolidated Statements of Financial Condition
                     March 28, 1997 and December 31, 1996

                                                                                      March 28,     December 31,
                                                                                      1997               1996
                                                                                      (Unaudited)
                                                                                  ---------------   ---------------
Liabilities and Stockholders' Equity:
Payable to customers                                                              $  964,862,745     $1,087,561,270
Payable to brokers and dealers                                                       182,734,685        179,341,557
Securities sold, not yet purchased - at market                                        10,162,378          6,989,535
Accrued income taxes                                                                   5,587,499          3,552,574
Real estate mortgages                                                                 13,277,301         13,410,599
Capital lease obligations                                                              3,692,551          4,226,682
Accounts payable, accrued expenses and other
     including $1,207,414 and $1,178,963 to affiliates
     at March 28, 1997 and December 31, 1996,
     respectively                                                                    29,022,944          26,281,213
                                                                                  --------------     --------------
                                                                                   1,209,340,103      1,321,363,430


Subordinated debt:
     12.5% Senior subordinated debentures due
          August, 1998                                                                 9,464,000         10,000,000
     9.6% Senior subordinated debentures due
          May, 2002                                                                   17,508,000         20,000,000
                                                                                  --------------     --------------
                                                                                      26,972,000         30,000,000

Commitments and contingencies (Note 6)


Stockholders' equity:
     Common stock ($0.10 par value; 40,000,000 shares
          authorized; 30,997,124 and 36,810,000 shares
          issued and outstanding at March 28, 1997
          and December 31, 1996, respectively)                                         3,099,712          3,681,000
     Retained earnings                                                               262,631,305        295,183,845
                                                                                  --------------     --------------
Total stockholders' equity                                                           265,731,017        298,864,845
                                                                                  --------------     --------------
                                                                                  $1,502,043,120     $1,650,228,275
                                                                                  ==============     ==============




See accompanying notes.

                           OLDE Financial Corporation
                     Consolidated Statements of Operations
                              For the Three Months
                       March 28, 1997 and March 29, 1996
                                  (Unaudited)


                                                   Three Months Ended
                                                 March 28,       March 29,
                                                   1997             1996
                                                 ------          -------
Revenues:
     Commissions                                 $38,858,795      $36,688,337
     Principal transactions                       21,847,013       32,209,709
     Interest                                     24,985,294       25,682,004
     Other                                         3,407,153        3,264,773
                                                 -----------      -----------
Total revenues                                    89,098,255       97,844,823


Expenses:
     Employee compensation and benefits           31,278,187       31,284,012
     Commissions, floor brokerage and fees         2,663,031        2,571,133
     Communications                                2,315,725        2,566,755
     Advertising and promotional                   4,156,275        3,939,843
     General and administrative                    7,327,617        6,531,775
     Interest                                     10,881,090       11,728,759
     Occupancy                                     5,461,459        6,070,485
     Data processing and supplies                  2,498,759        2,512,833
                                                 -----------      -----------
Total expenses                                    66,582,143       67,205,595
                                                 -----------      -----------
Income before income taxes                        22,516,112       30,639,228
Income tax provision                               8,275,000       11,556,000
                                                 -----------      -----------
Net income                                       $14,241,112      $19,083,228
                                                 ===========      ===========


Net income per common share                      $      0.42      $      0.52
                                                 ===========      ===========



Weighted average shares
     outstanding                                  33,290,264       36,750,730
                                                 ===========      ===========




See accompanying notes

                           OLDE Financial Corporation
                     Consolidated Statements of Cash Flows
                           For the Three Months Ended
                       March 28, 1997 and March 29, 1996
                                  (Unaudited)


                                                                                         Three Months Ended
                                                                                     March 28,          March 29,
                                                                                       1997                 1996
                                                                                     ---------          ---------
Cash flows from operating activities:
Net income                                                                         $  14,241,112      $  19,083,228
Adjustments to reconcile net income to net cash
     provided by  (used in) operating activities:
Depreciation and amortization                                                          2,473,991          2,415,968
(Increase) decrease in:
     Special reserve account for benefit of customers                                 34,327,821        (10,973,722)
     Deposits with clearing organizations                                                (89,200)             2,998
     Receivables from customer                                                        37,559,802          9,445,082
     Receivables from brokers, dealers, and clearing organizations                     1,783,443          7,952,570
     Receivables from others                                                          (3,870,021)         2,680,318
     Securities purchased under agreements to resell                                  62,300,000        102,066,000
     Securities owned                                                                 (6,005,144)         3,214,440
     Other assets, net                                                                 6,053,455          3,879,138
Increase (decrease) in:
     Payables to customers                                                          (122,698,525)        48,106,661
     Payables to brokers and dealers                                                   3,393,128       (208,628,798)
     Securities sold, not yet purchased                                                3,172,843          3,171,927
     Accrued income taxes                                                              2,034,925          6,787,882
     Accounts payable, accrued expenses and other liabilities                          2,741,731         (2,373,318)
                                                                                   -------------      --------------
Net cash provided by (used in) operating activities                                   37,419,361        (13,169,626)

Cash flows used in investing activities:
Capital expenditures                                                                    (794,782)        (1,712,976)

Cash flows provided by (used in) financing activities:
Repurchase of bonds 9.6% interest                                                     (2,492,000)             -
Repurchase of bonds 12.5% interest                                                      (536,000)             -
Issuance of common stock                                                                   -                415,350
Redemption of common stock                                                           (47,374,940)              -
Principal payments on real estate mortgages                                             (735,355)          (735,355)
Real estate mortgages obtained                                                           602,057               -
Principal payments on capital lease obligations                                         (814,616)          (906,616)
                                                                                   --------------     --------------
Net cash used in financing activities                                                (51,350,854)        (1,226,621)
                                                                                   --------------     --------------

Net decrease in cash                                                                 (14,726,275)       (16,109,223)
Cash and cash equivalents at the beginning of period                                  59,130,667         52,934,492
                                                                                   -------------      -------------
Cash and cash equivalents at end of period                                         $  44,404,392      $  36,825,269
                                                                                   =============      =============



See accompanying notes

                           OLDE Financial Corporation
                   Notes to Consolidated Financial Statements
                                 March 28,1997
                                  (Unaudited)

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

OAM provides portfolio management and administrative services to the OLDE Custodian Fund, a money market fund series. ORC, OPC, and RAI are engaged in the acquisition, ownership and operation of commercial real estate, leased primarily to OLDE Discount. OEC leases computer hardware and software to OLDE Discount. STI provides travel management and purchasing services primarily to OLDE Discount. ABS is currently inactive.



2.  Significant accounting policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at March 28, 1997 and December 31, 1996, and the results of its operations and its cash flows for the periods ended March 28, 1997 and March 29, 1996. The Company's accounting policies have been consistently followed. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, and periodic reports on other Forms 10-Q. Results for interim periods may not be indicative of results for the entire year.

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


5.  Securities lending

At March 28, 1997, funds obtained under securities lending agreements, which is included with payables to broker dealers, amounted to $181.5 million. At December 31, 1996 the securities lending amount was $177.4 million. Securities loaned are securities held by customers on margin. When loaning securities OLDE Discount receives cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted daily for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate with short-term interest rates.


6.  Bank lines of credit, debt, commitments and contingencies

At March 28, 1997, bank lines of credit available to OLDE Discount amounted to $180 million. A line of credit in the amount of $80 million may be withdrawn at the discretion of the bank. A $100 million committed line of credit expires in August 1997 and, subject to the terms of the agreement, may be extended for one year at the bank's discretion. Separate commitments for letters of credit in the amount of $45 million were also available. Short-term bank loans outstanding under the lines of credit are payable either on demand or upon expiration of the line of credit and are collateralized by marketable securities carried for the accounts of margin customers. Loans outstanding bear interest at broker loan rates.

There were no borrowings under these lines of credit at March 28, 1997 or December 31, 1996. During 1996 and 1997, there were no compensating balance requirements related to these lines of credit.

As of March 28, 1997, OLDE Discount had provided a clearing corporation with letters of credit totaling $28.4 million which satisfied margin deposit requirements of $25.6 million. These letters of credit are secured by customers' margin securities.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

6.  Bank lines of credit, debt, commitments and contingencies (continued)

OLDE Discount leases office facilities over varying periods extending to 2002. The Company's approximate minimum annual rental commitments under noncancellable operating leases are as follows:

           1997                                          $ 3,523,000
           1998                                            3,833,000
           1999                                            2,822,000
           2000                                            1,735,000
           2001                                              868,000
           Thereafter                                        804,000
                                                         -----------
                                                         $13,585,000
                                                         ===========

Certain of the office leases contain renewal options ranging from one to five years. The office leases generally provide for rent escalation resulting from increased real estate assessments for real estate taxes and other charges. Rental expense for office facilities under noncancellable operating leases was $1,728,000 and $1,898,000, respectively for the three month periods ended March 28, 1997 and March 29, 1996.


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

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

7. Net capital requirements

OLDE Discount is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and has elected to comply with the alternative net capital requirement, which requires a broker-dealer to maintain minimum net capital equal to the greater of $250,000 or 2% of the combined aggregate debit balances arising from customer transactions, as defined. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $250,000. At March 28, 1997, OLDE Discount's net capital of $241.5 million, which was 21% of aggregate debit items, exceeded by $218.4 million its minimum required net capital of $23 million.

In February 1997, the Board of Directors of OLDE Discount Corporation approved the payment of cash dividends to the Company in the amount of $45,124,940 which were paid in the first quarter of 1997. The Company utilized the funds obtained from the dividends to redeem shares of its capital stock.


8. Income taxes

The difference between the Company's effective tax rate and the statutory tax rate is attributable primarily to the effect of state and local taxes.

The Company paid approximately $188,000 and $900,000 in income taxes for the three month periods ending March 28, 1997 and March 29, 1996, respectively.


9. Related party transactions

Directors and officers of the Company and their associates maintain cash and margin accounts with OLDE Discount and execute securities transactions through OLDE Discount in the ordinary course of business.

OLDE Discount purchases significant advertising and promotional material from Financial Marketing Services, Inc. ("FMS"), a Michigan corporation wholly-owned by the majority shareholder of the Company, and North American Printing Company ("North American") formerly Sumner Press, Ltd., a Canadian company controlled by FMS. North American supplies FMS with substantially all of OLDE Discount's printed advertising materials. OLDE Discount has agreed to purchase substantially all of its printed materials from FMS. Minimum annual advertising purchases under this agreement will be $2.4 million through 1997. In total, the Company's advertising purchases from FMS amounted to approximately $2.9 million and $2.7 million for the three months ending March 28, 1997 and March 29, 1996, respectively. Other subsidiaries of FMS charged the Company approximately $275,000 and $254,000 primarily for mailing and general services for the same periods, respectively.

Cash disbursements (including deposits made for future deliveries) for office furnishings, office renovation, remodeling materials and other supplies from Canadian Consumer League, Inc., a company owned by the Company's majority shareholder, amounted to approximately $75,000 and $404,000, respectively for the three month periods ended March 28, 1997 and March 29, 1996.

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

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

9. Related party transactions (continued)

At March 28, 1997 and December 31, 1996, the Company held investments of $21.5 million and $22.8 million, respectively, in shares of money market mutual funds sponsored and managed by subsidiaries of the Company.


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

A substantial portion of the Company's other financial instruments, consisting primarily of customer margin loans and customer credit balances, earn or pay rates of interest that change in accordance with general changes in short-term interest rates. Such instruments are carried in the financial statements at the amount receivable or payable on demand, which is considered to be the estimated fair value. Outstanding subordinated debentures of the Company pay rates of interest fixed at the time of their issuance. The estimated value of these debentures fluctuates inversely to changes in interest rates. The excess of estimated market value of the debentures compared to their recorded cost based on interest rates in effect at March 28, 1997 and December 31, 1996, is not considered material.

The above disclosures do not extend to estimated fair value amounts for items not defined as financial instruments by FASB No. 107 "Disclosures About Fair Value of Financial Instruments", for example customer relationships, which possess significant value.


11. Non cash financing activities

The Company incurred liabilities for capital lease obligations in the amount of approximately $280,000 for the three month period ending March 28, 1997. No new capital lease obligations were incurred for the three month period ending March 29, 1996. These transactions affected the Company's recognized liabilities but were not characterized by the receipt or payment of cash.

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

                              Financial Condition

From December 31, 1996, total assets of the Company decreased by $148.2 million to $1.5 billion at March 28, 1997. Cash decreased by $14.7 million and firm investments in repurchase agreements decreased by $62.3 million. Funds invested in the Special Reserve Account for the exclusive benefit of customers decreased $34.3 million. Net receivables, consisting primarily of secured customer margin loans, decreased by $35.5 million.

Total liabilities decreased by $115 million from December 31, 1996 to $1.2 billion at March 28, 1997. There was a $122.7 million decrease in payables to customers as customer credit balances decreased. There was a $3.4 million increase in payables to broker-dealers and clearing organizations, primarily a result of increased securities lending balances. Accrued income taxes increased by $2 million.

Shareholders' equity decreased by $33 million during the three month period to $265.7 million as a result of stock redemptions. In February 1997, the Board of Directors of OLDE Discount approved the payment of cash dividends to the Company in the amount of $45,124,940 and the Board of Directors of OLDE Asset Management approved the payment of cash dividends to the Company in the amount of $2,250,000. The dividends were paid in the first quarter of 1997. The Company utilized the funds obtained from the dividends to redeem 5,812,876 shares of its capital stock at $8.15 per share, for total consideration of $47,374,940. This reduction in shareholders' equity was offset in part by the addition of $14.2 million in earnings during the quarter.

                           OLDE Financial Corporation
  Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)

        Results of Operations for the Three Months Ended March 28, 1997
               Compared to the Three Months Ended March 29, 1996

Total revenues for the three months ended March 28, 1997 decreased by $8.7 million or 8.9% compared to the three months ended March 29, 1996. The decrease occurred in revenues from principal transactions.

Total expenses decreased by $600,000 or 1%, primarily due to decreases in communication, interest, and occupancy expenses.

Pretax income decreased by $8.1 million or 26.5% to $22.5 million. Net income decreased by $4.8 million or 25.4% to $14.2 million.

Commission revenue increased by $2.2 million, or 5.9%, primarily due to an increase in mutual fund trading activity.

Interest revenue decreased $700,000 or 2.7% from the prior year. The determinants of the Company's interest revenue are the average balances of invested assets and the rates of interest earned. Interest rates on all of these assets fluctuate with market conditions. The primary components of interest revenue are identified in Table I.

                                        Table I - Interest Revenue
                                          (Dollars in thousands)


                                              Three Months Ended
                                             March 28,    March 29,
                                                 1997         1996
                                             ---------    ---------
   Customer margin balances                  $ 20,629         $ 23,377
   Repurchase agreements                        3,781            1,363
   U.S. Government securities                      96               57
   Securities borrowed                            212              211
   Other                                          267              674
                                             --------         --------
           Total                             $ 24,985         $ 25,682
                                             ========         ========


Revenue from principal transactions decreased by $10.4 million or 32%.
Revenues derived from market making in equity securities were $14.9 million and $25.5 million for the three month periods ending March 28, 1997 and March 29, 1996, respectively. This represents a decrease of $10.6 million or 41.5% attributable primarily to decreased trading volume and the impact of changes in order handling rules affecting OLDE Discount's market making activities. Revenues from dealer activity in fixed income securities were $6.9 million and $6.7 million for the same periods, respectively. This represents an increase of $230,000 or 3.4%. Overall, such trading revenues are affected by a variety of factors which cannot be predicted including, but not limited to, market liquidity, volatility, trader skill, national and international economic conditions, and legislation and regulation affecting the U.S. and international business and financial communities. Changes in any of these factors may affect future revenue derived from securities trading.

                           OLDE Financial Corporation
  Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)

Compensation expense remained approximately equal to that of the prior period. Staffing levels slightly decreased from the year earlier period.

Interest expense decreased by $848,000 or 7.2%. Average customer credit balances increased somewhat while average securities lending balances were lower than in the year earlier period. Interest on subordinated debt was reduced in the 1997 first quarter by the maturity of $7.5 million of 12% senior subordinated debentures in April 1996. The components of interest expense are identified in Table II.


                                        Table II - Interest Expense
                                           (Dollars in thousands)

                                               Three Months Ended
                                              March 28,   March 29,
                                                1997          1996
                                              ---------   ---------
         Customers credit balances           $  8,474         $  7,267
         Subordinated loans                       793            1,018
         Securities lending                     1,300            3,018
         Other                                    314              426
                                             --------         --------
                 Total                       $ 10,881         $ 11,729
                                             ========         ========


Advertising and promotion expense increased by $216,000 or 5.5%. Communication expense decreased $251,000 or 9.8%.

General and administrative expenses increased by $796,000 or 12% for the quarter. The increase is primarily due to general increases in expenses and also the ongoing expenses related to the matters described in Note 6 to the consolidated statements.

Provisions for federal, state and local income taxes decreased by $3.3 million or 28.4% due to lower pre-tax income than in the year earlier period. The difference between the statutory income tax rate and the Company's effective tax rate is primarily due to provisions for state and local income taxes.

                           OLDE Financial Corporation
  Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)
                        Liquidity and Capital Resources

Most of the Company's assets are highly liquid, consisting primarily of cash, U.S. Government and U.S. Government agencies securities purchased under agreements to resell ( which may be segregated for the exclusive benefit of customers pursuant to regulatory requirements), marketable securities and receivables from customers and other broker-dealers. As of March 28, 1997, approximately $85.6 million of U.S. Government securities purchased under agreements to resell and cash were segregated in special reserve accounts of OLDE Discount for the exclusive benefit of customers. Assets in special reserve accounts are not available to meet obligations of OLDE Discount except to customers. Receivables from customers are collateralized by readily marketable securities in accordance with margin regulations. Receivables from other broker-dealers represent amounts due upon the Company's delivery of securities, either to settle a sell transaction or close a stock borrowed position.

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

OLDE Discount has arranged $180 million in secured lines of credit and letters of credit from two banks and it has periodically drawn on these lines of credit. Average daily borrowings, under the Company's current bank arrangements, were less than $311,500 and there were no amounts outstanding at any month end date under the lines of credit during the three months ending March 28, 1997.

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

As a broker-dealer registered with the Securities and Exchange Commission, OLDE Discount is subject to regulatory net capital requirements designed to ensure the financial integrity and liquidity of broker-dealers. As of March 28, 1997, OLDE Discount had net capital for regulatory purposes of $241.5 million which exceeded its minimum net capital requirement by $218.4 million. See also, Note 7 to Consolidated Financial Statements.

In February 1997, the Board of Directors of OLDE Discount approved the payment of cash dividends to the Company in the amount of $45,124,940 and the Board of Directors of OLDE Asset Management approved the payment of cash dividends to the company in the amount of $2,250,000. The dividends were paid in the first quarter of 1997. The Company utilized all the funds obtained from the dividends and redeemed 5,812,876 shares of its capital stock at $8.15 per share, for total consideration of $47,374,940.

The Financial Accounting Standards Board (FASB) issued this year "Statements of Financial Accounting Standards No. 128, Earnings Per Share, and No. 129, Disclosure of Information about Capital Structure." The adoption of these standards will not have a material effect on the Company's financial statements.

Part II. - Other Information

Item 6.          Exhibits and Reports on Form 8-K

                          (a)  Exhibit 27  FINANCIAL DATA SCHEDULE.

                          (b) There were no reports filed on Form 8-K during the quarterly period ended March 28, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  May 12, 1997                  OLDE Financial Corporation
                                      --------------------------
                                              (Registrant)



                                              By:/s/ Randal J. Mudge
                                              ----------------------
                                              Randal J. Mudge
                                              President and Director



                                              By:/s/ Mack H. Sutton
                                              ---------------------
                                              Mack H. Sutton
                                              Chief Financial Officer

                                 Exhibit Index
                                 -------------





Exhibit No.               Description
-----------               -----------

27 Broker-Dealers and Broker Dealer Holding Companies Financial Data Schedule BD, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.