Form 10-Q
period 1997-06-27
OLDE FINANCIAL CORP
filed 1997-08-11
CIK 813180

                           OLDE FINANCIAL CORPORATION
                              751 GRISWOLD STREET
                               DETROIT, MI 48226

August 8, 1997



Securities and Exchange Commission
450 5th Street, N.W.
Judiciary Plaza
Washington D.C.  20549

To whom it may concern:

Pursuant to regulations of the Securities and Exchange Commission, submitted herewith for filing on behalf of OLDE Financial Corporation (the "Company") is the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended June 27, 1997.

This filing is being effected by direct transmission to the Commission's EDGAR System.

Sincerely,



Mack H. Sutton
Chief Financial Officer
(Principal Financial and Accounting Officer)

                                       .
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q



       (MARK ONE)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 27, 1997
                                    -------------------------------------

                                       OR


[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from         to
                              ---------  -------------------------------------

Commission File Number: 33-22183
                       -------------------------------------------------------


                           OLDE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)



Michigan                                              38-2722519
--------------------------------------------------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


751 Griswold Street Detroit, Michigan                      48226
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

(313) 961-6666
--------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X  No
                                     ----  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:


        Common stock, $0.10 par value             30,984,155
        -----------------------------  --------------------------------
                  Class                Outstanding as of August 8, 1997

                           OLDE Financial Corporation
                                   Form 10-Q
                       For the Period Ended June 27, 1997


                                                                            Page

Part I.            Financial Information

          Item 1.  Financial Statements

                   Consolidated Statements of Financial
                   Condition - June 27, 1997 (Unaudited)
                   and December 31, 1996                                   3

                   Consolidated Statements of Operations
                   Three & Six Months Ended June 27, 1997
                   and June 28, 1996 (Unaudited)                           5

                   Consolidated Statements of Cash Flows
                   Six Months Ended June 27, 1997 and
                   June 28, 1996 (Unaudited)                               6

                   Notes to Consolidated Financial Statements (Unaudited)  7

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations           13


Part II.           Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        18


                   Signature                                               19



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

Part I. - Financial Information

Item 1. - Financial Statements

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                      June 27, 1997 and December 31, 1996


                                                                         June 27,       December 31,
                                                                           1997             1996
                                                                        (Unaudited)
                                                                    -------------------------------
Assets:
Cash                                                                  $ 21,347,687     $ 36,318,892
Short term investments - at cost which approximates
  market                                                                22,095,161       22,811,775
U.S. Government and U.S. Government Agencies securities
  purchased under agreements to resell - at resale amount               90,000,000      179,974,000

Special reserve account for benefit of customers:
  U.S. Government securities purchased under
     agreements to resell - at resale amount                           305,411,000      119,881,000
  Cash                                                                       6,755            6,201
                                                                       -----------      -----------
                                                                       305,417,755      119,887,201

Deposits with clearing organizations:
  Cash                                                                   2,004,965        2,004,965
  U.S. Government and other securities - at market                       3,770,617        3,689,434
                                                                       -----------      -----------
                                                                         5,775,582        5,694,399


Receivables:
  Customers                                                          1,007,902,481    1,153,541,049
  Brokers, dealers and clearing organizations                           20,105,646       24,270,894
  Other, including $298,964 and $323,168 from,
     affiliates at June 27, 1997 and December 31, 1996,
     respectively                                                        4,986,964        7,030,219
  Less reserve for doubtful accounts                                    (1,771,146)      (1,700,182)
                                                                    --------------   --------------
                                                                     1,031,223,945    1,183,141,980


Securities owned - at market                                            30,445,092       37,910,060
Property and equipment - at cost less accumulated
  depreciation and amortization of $35,815,369 and $30,832,793
  at June 27, 1997 and December 31, 1996, respectively                  52,237,767       55,453,237
Exchange memberships - at cost                                             808,778          808,778
Other                                                                    8,119,972        8,227,953
                                                                    --------------   --------------
                                                                    $1,567,471,739   $1,650,228,275
                                                                    ==============   ==============


See accompanying notes

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                      June 27, 1997 and December 31, 1996


                                                           June 27,    December 31,
                                                            1997          1996
                                                        (Unaudited)
                                                     --------------  --------------
Liabilities and Stockholders' Equity:
Payable to customers                                 $1,009,336,642  $1,087,561,270
Payable to brokers and dealers                          188,726,783     179,341,557
Securities sold, not yet purchased - at market            8,663,720       6,989,535
Accrued income taxes                                      3,571,046       3,552,574
Real estate mortgages                                    12,541,946      13,410,599
Capital lease obligations                                 3,415,311       4,226,682
Accounts payable, accrued expenses and other
  including $1,301,182 and $1,178,963 to affiliates
  at June 27, 1997 and December 31, 1996,
  respectively                                           37,745,465      26,281,213
                                                     --------------  --------------
                                                      1,264,000,913   1,321,363,430


Subordinated debt:
  12.5% Senior subordinated debentures due
     August, 1998                                         9,462,000      10,000,000
  9.6% Senior subordinated debentures due
     May, 2002                                           17,407,000      20,000,000
                                                     --------------  --------------
                                                         26,869,000      30,000,000

Commitments and contingencies (Note 6)


Stockholders' equity:
  Common stock ($0.10 par value; 40,000,000 shares
     authorized; 30,984,155 and 36,810,000 shares
     issued and outstanding at June 27, 1997
     and December 31, 1996, respectively)                 3,098,415       3,681,000
  Retained earnings                                     273,503,411     295,183,845
                                                     --------------  --------------
Total stockholders' equity                              276,601,826     298,864,845
                                                     --------------  --------------
                                                     $1,567,471,739  $1,650,228,275
                                                     ==============  ==============





See accompanying notes.

                           OLDE Financial Corporation
                     Consolidated Statements of Operations
                      For the Three and Six Months Ending
                        June 27, 1997 and June 28, 1996
                                  (Unaudited)



                                             Three Months Ended           Six Months Ended
                                            June 27,      June 28,      June 27,      June 28,
                                             1997          1996          1997          1996
                                       -------------  ------------  ------------  ------------
Revenues:
  Commissions                            $38,331,716  $ 40,600,794  $ 77,190,511  $ 77,289,131
  Principal transactions                  17,498,196    34,680,660    39,345,209    66,890,369
  Interest                                26,089,317    26,309,785    51,074,611    51,991,789
  Other                                    4,180,347     3,898,765     7,587,500     7,163,538
                                         -----------  ------------  ------------  ------------
Total revenues                            86,099,576   105,490,004   175,197,831   203,334,827


Expenses:
  Employee compensation and benefits      33,300,273    35,982,301    64,578,460    67,266,313
  Commissions, floor brokerage and fees    2,296,587     2,509,244     4,959,618     5,080,377
  Communications                           1,816,449     2,914,692     4,132,174     5,481,447
  Advertising and promotional              4,075,091     4,813,305     8,231,366     8,753,148
  General and administrative               7,023,814     7,775,372    14,351,431    14,307,147
  Interest                                11,838,134    12,068,461    22,719,224    23,797,220
  Occupancy                                5,884,223     5,653,958    11,345,682    11,724,443
  Data processing and supplies             2,614,472     2,436,757     5,113,231     4,949,590
                                         -----------  ------------  ------------  ------------
Total expenses                            68,849,043    74,154,090   135,431,186   141,359,685
                                         -----------  ------------  ------------  ------------
Income before income taxes                17,250,533    31,335,914    39,766,645    61,975,142
Income tax provision                       6,265,000    11,610,000    14,540,000    23,166,000
                                         -----------  ------------  ------------  ------------
Net income                               $10,985,533  $ 19,725,914  $ 25,226,645  $ 38,809,142
                                         ===========  ============  ============  ============


Net income per common share              $      0.36  $       0.53  $       0.78  $       1.05
                                         ===========  ============  ============  ============



Weighted average shares
  outstanding                             30,995,556    36,810,000    32,117,127    36,781,167
                                         ===========  ============  ============  ============





See accompanying notes

                           OLDE Financial Corporation
                     Consolidated Statements of Cash Flows
                            For the Six Months Ended
                        June 27, 1997 and June 28, 1996
                                  (Unaudited)



                                                                      Six Months Ended
                                                                    June 27,      June 28,
                                                                      1997          1996
                                                                 ------------   ------------

Cash flows from operating activities:
Net income                                                       $ 25,226,645   $ 38,809,142
Adjustments to reconcile net income to net cash
  provided by  (used in) operating activities:
Depreciation and amortization                                       4,982,576      4,501,239
(Increase) decrease in:
  Special reserve account for benefit of customers               (185,530,554)   (14,983,265)
  Deposits with clearing organizations                                (81,183)        21,371
  Receivables from customer                                       145,638,568    (66,845,800)
  Receivables from brokers, dealers, and clearing organizations     4,165,248      5,685,247
  Receivables from others                                           2,114,219     (1,505,411)
  Securities purchased under agreements to resell                  89,974,000     98,066,000
  Securities owned                                                  7,464,968     14,479,452
  Other assets, net                                                   107,981       (975,970)
Increase (decrease) in:
  Payables to customers                                           (78,224,628)     3,440,369
  Payables to brokers and dealers                                   9,385,226    (78,575,536)
  Securities sold, not yet purchased                                1,674,185      3,739,727
  Accrued income taxes                                                 18,472     (1,300,435)
  Accounts payable, accrued expenses and other liabilities         11,464,252      1,106,274
                                                                 ------------   ------------
Net cash provided by operating activities                          38,379,975      5,662,404

Cash flows used in investing activities:
Capital expenditures                                               (1,025,872)    (2,910,766)

Cash flows provided by (used in) financing activities:
Repurchase of bonds 9.6% interest                                  (2,593,000)             -
Repurchase of bonds 12.5% interest                                   (538,000)             -
Issuance of common stock                                                    -        415,350
Redemption of common stock                                        (47,489,664)             -
Payment of Senior Subordinated Debentures                                   -     (7,500,000)
Principal payments on real estate mortgages                        (1,470,710)    (1,811,509)
Real estate mortgages obtained                                        602,057              -
Principal payments on capital lease obligations                    (1,552,605)      (957,051)
                                                                 ------------   ------------
Net cash used in financing activities                             (53,041,922)    (9,853,210)
                                                                 ------------   ------------

Net decrease in cash                                              (15,687,819)    (7,101,572)
Cash and cash equivalents at the beginning of period               59,130,667     52,934,492
                                                                 ------------   ------------
Cash and cash equivalents at end of period                       $ 43,442,848   $ 45,832,920
                                                                 ============   ============


See accompanying notes

                           OLDE Financial Corporation
                   Notes to Consolidated Financial Statements
                                  June 27,1997
                                  (Unaudited)

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


2.  Significant accounting policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at June 27, 1997 and December 31, 1996, and the results of its operations and its cash flows for the periods ended June 27, 1997 and June 28, 1996. The Company's accounting policies have been consistently followed. These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, and periodic reports on other Forms 10-Q. Results for interim periods may not be indicative of results for the entire year.

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

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

2.  Significant accounting policies (continued)

The Company is a party to financial instruments with off balance sheet risk in the normal course of its business. The Company is required, in the event of the non-delivery of customers' securities owed the Company by other broker-dealers, or by its customers, to purchase identical securities in the open market. Such purchases could result in losses not reflected in the accompanying financial statements.

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


5.  Securities lending

At June 27, 1997, funds obtained under securities lending agreements, which is included with payables to broker dealers, amounted to $185.9 million. At December 31, 1996, the securities lending amount was $177.4 million. Securities loaned are securities held by customers on margin. When loaning securities, OLDE Discount receives cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted daily for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate with short-term interest rates.


6.  Bank lines of credit, debt, commitments and contingencies

At June 27, 1997, bank lines of credit available to OLDE Discount amounted to $180 million. A line of credit in the amount of $80 million may be withdrawn at the discretion of the bank. The Company is arranging to extend a $100 million committed line of credit expiring in August 1997. Subject to the terms of the agreement, this line of credit may be extended for one year at the bank's discretion. Separate commitments for letters of credit in the amount of $75 million were also available. Short-term bank loans outstanding under the lines of credit are payable either on demand or upon expiration of the line of credit and are collateralized by marketable securities carried for the accounts of margin customers. Loans outstanding bear interest at broker loan rates.

There were no borrowings under these lines of credit at June 27, 1997 or December 31, 1996. During 1996 and 1997, there were no compensating balance requirements related to these lines of credit.

As of June 27, 1997, OLDE Discount had provided a clearing corporation with letters of credit totaling $39.8 million which satisfied margin deposit requirements of $37.5 million. These letters of credit are secured by customers' margin securities.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

6.  Bank lines of credit, debt, commitments and contingencies (continued)

OLDE Discount leases office facilities over varying periods extending to 2002. The Company's approximate minimum annual rental commitments under noncancellable operating leases are as follows:


      1997                     $ 2,770,000
      1998                       4,752,000
      1999                       3,432,000
      2000                       2,159,000
      2001                       1,227,000
      Thereafter                   920,000
                               -----------
                               $15,260,000
                               ===========

Certain of the office leases contain renewal options ranging from one to five years. The office leases generally provide for rent escalation resulting from increased real estate assessments for real estate taxes and other charges. Rental expense for office facilities under noncancellable operating leases was $3,512,000 and $3,797,000, respectively for the six month periods ended June 27, 1997 and June 28, 1996.

OLDE Discount is a defendant and respondent in a number of civil actions, arbitrations, and class actions arising out of its business as a broker-dealer, including a consolidated certified class action in Federal court which alleges that 35 securities dealers conspired to fix and maintain artificial bid-ask spreads on certain securities traded in the National Association of Securities Dealers Automated Quotation System ("Nasdaq") over-the-counter market, and other purported class actions. The Company believes it has meritorious defenses against these claims and intends to assert them vigorously. It is management's opinion that the disposition of these claims will not have a material adverse effect on the financial condition of the Company.

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

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

7. Net capital requirements

OLDE Discount is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and has elected to comply with the alternative net capital requirement, which requires a broker-dealer to maintain minimum net capital equal to the greater of $250,000 or 2% of the combined aggregate debit balances arising from customer transactions, as defined. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $250,000. At June 27, 1997, OLDE Discount's net capital of $247.3 million, which was 23% of aggregate debit items, and exceeded by $226.1 million its minimum required net capital of $21.2 million.

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

The Company paid approximately $14.4 million and $25.9 million in income taxes for the six month periods ending June 27, 1997 and June 28, 1996, respectively.


9. Related party transactions

Directors and officers of the Company and their associates maintain cash and margin accounts with OLDE Discount and execute securities transactions through OLDE Discount in the ordinary course of business.

OLDE Discount purchases significant advertising and promotional material from Financial Marketing Services, Inc. ("FMS"), a Michigan corporation wholly-owned by the majority shareholder of the Company, and North American Printing Company ("North American") formerly Sumner Press, Ltd., a Canadian company controlled by FMS. North American supplies FMS with substantially all of OLDE Discount's printed advertising materials. OLDE Discount has agreed to purchase substantially all of its printed materials from FMS. Minimum annual advertising purchases under this agreement will be $2.4 million through 1997. In total, the Company's advertising purchases from FMS amounted to approximately $6.1 million and $5.5 million for the six months ending June 27, 1997 and June 28, 1996, respectively. Other subsidiaries of FMS charged the Company approximately $486,000 and $451,000 in the same periods, respectively, primarily for mailing and general services.

Cash disbursements (including deposits made for future deliveries) for office furnishings, office renovation, remodeling materials and other supplies from Canadian Consumer League, Inc., a company owned by the Company's majority shareholder, amounted to approximately $123,000 and $685,000, respectively for the six month periods ended June 27, 1997 and June 28, 1996.

Future rental commitments (see Note 6) include amounts payable to the Company's majority stockholder under various operating leases covering the Company's and OLDE Discount's corporate headquarters and other facilities. The leases expire in 2000, and provide for monthly rental payments of $67,300. OLDE Discount pays utilities, real estate taxes and other occupancy expenses under these leases.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

9. Related party transactions (continued)

At June 27, 1997 and December 31, 1996, the Company held investments of $17 million and $22.8 million, respectively, in shares of money market mutual funds sponsored and managed by subsidiaries of the Company.


10. Estimated fair values of financial instruments

Generally accepted accounting principles currently require disclosure of estimated fair values of financial instruments. The Company uses present value techniques to determine the estimated values of its financial instruments where quoted market values are not available. These techniques require judgment, and the estimates may be significantly affected by the assumptions made. A portion of the Company's financial instruments are securities traded in nationally recognized financial markets. These instruments are carried in the Company's financial statements at quoted market value or the market value for comparable securities which represents estimated fair value. Changes in market values of these instruments are reflected in current operating results.

A substantial portion of the Company's other financial instruments, consisting primarily of customer margin loans and customer credit balances, earn or pay rates of interest that change in accordance with general changes in short-term interest rates. Such instruments are carried in the financial statements at the amount receivable or payable on demand, which is considered to be the estimated fair value. Outstanding subordinated debentures of the Company pay rates of interest fixed at the time of their issuance. The estimated value of these debentures fluctuates inversely to changes in interest rates. The excess of estimated market value of the debentures compared to their recorded cost based on interest rates in effect at June 27, 1997 and December 31, 1996 is not considered material.

The above disclosures do not extend to estimated fair value amounts for items not defined as financial instruments by FASB No. 107 "Disclosures About Fair Value of Financial Instruments", for example customer relationships, which possess significant value.


11. Non cash financing activities

The Company incurred liabilities for capital lease obligations in the amount of approximately $741,000 and $858,000 for the six month periods ending June 27, 1997 and June 28, 1996, respectively. These transactions affected the Company's recognized liabilities, but were not characterized by the receipt or payment of cash.

Item 2. - Management's Discussion and Analysis of Financial Condition and Results of Operations

                           OLDE Financial Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations

                                   General

The following discussion of the Company's financial condition and results of operations for the periods indicated should be read in conjunction with the Financial Statements and related notes thereto. Unless otherwise indicated, all references to the term "Company" refers to OLDE Financial Corporation and its consolidated subsidiaries.

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

As a result of recent regulatory and legislative initiatives, the manner in which the securities brokerage firms conduct business has changed and continues to change. Current practices may change in response to new rules, advances in technology or increased disclosure requirements. If implemented, new or modified market systems would have significant impact on the manner in which all brokerage firms, including OLDE Discount, conduct business and could have a corresponding negative impact on revenues. The Company anticipates that it will adapt the conduct of its business to any new market environment and continue to promote brokerage services providing benefit and value to its customers.

                              Financial Condition

From December 31, 1996, total assets of the Company decreased by $82.8 million to $1.5 billion at June 27, 1997. Cash decreased by $15.7 million and firm investments in repurchase agreements decreased by $90 million. Funds invested in the Special Reserve Account for the exclusive benefit of customers increased by $185.5 million. Net receivables, consisting primarily of secured customer margin loans, decreased by $152 million.

Total liabilities decreased by $60.5 million from December 31, 1996 to $1.3 billion at June 27, 1997. There was a $78 million decrease in payables to customers. There was a $9.4 million increase in payables to broker-dealers and clearing organizations, primarily a result of increased securities lending balances.

Shareholders' equity decreased by $22.3 million during the six month period to $276.6 million as a result of stock redemptions. In February 1997, the Board of Directors of OLDE Discount approved the payment of cash dividends to the Company in the amount of $45,124,940 and the Board of Directors of OLDE Asset Management approved the payment of cash dividends to the Company in the amount of $2,250,000. The dividends were paid in the first quarter of 1997. The Company utilized the funds obtained from the dividends to redeem 5,812,876 shares of its capital stock at $8.15 per share, for total consideration of $47,374,940. This reduction in shareholders' equity was offset, in part, by the addition of $25.2 million in net income during the six month period.

                           OLDE Financial Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

         Results of Operations for the Three Months Ended June 27, 1997
                Compared to the Three Months Ended June 28, 1996

Total revenues for the three months ended June 27, 1997 decreased by $19.4 million or 18.4% compared to the three months ended June 28, 1996. The decrease occurred in revenues from principal transactions.

Total expenses decreased by $5.3 million or 7%, primarily due to decreases in employee compensation, communication, advertising, and general and administrative expenses.

Pretax income decreased by $14 million or 45% to $17.3 million. Net income decreased by $8.7 million or 44% to $11 million.

Commission revenue decreased by $2.3 million, or 5.6%, primarily due to a decrease in transaction volume.

Interest revenue decreased $220,000 or 1% from the prior year. The determinants of the Company's interest revenue are the average balances of invested assets and the rates of interest earned. Interest rates on all of these assets fluctuate with market conditions. The primary components of interest revenue are identified in Table I.

                           Table I - Interest Revenue
                             (Dollars in thousands)


                                    Three Months Ended    Six Months Ended
                                    June 27,   June 28,  June 27,  June 28,
                                     1997       1996       1997      1996
                                   ---------  ---------  --------  --------
     Customer margin balances        $20,695    $24,518   $41,324   $47,895
     Repurchase agreements             4,757      1,348     8,538     2,711
     U.S. Government securities           40         30       136        87
     Securities borrowed                 199        193       411       404
     Other                               399        221       666       895
                                   ---------  ---------  --------  --------
                    Total            $26,090    $26,310   $51,075   $51,992
                                   =========  =========  ========  ========


Revenue from principal transactions decreased by $17.2 million or 50%.
Revenues derived from market making in equity securities were $10.4 million and $26.9 million for the three month periods ending June 27, 1997 and June 28, 1996, respectively. This represents a decrease of $16.5 million or 61% which is primarily attributable to the impact of the SEC's new order handling rules on market making activities in U.S. securities markets including the market making activities of OLDE Discount, and a decrease in trading volume. Revenues from dealer activity in fixed income securities were $7.1 million and $7.8 million for the same periods, respectively. This represents a decrease of $650,000 or 8.3%. Overall, such trading revenues are affected by a variety of factors which cannot be predicted including, but not limited to, market liquidity, volatility, trader skill, national and international economic conditions, and legislation and regulation affecting the U.S international and financial services communities. Changes in any of these factors may affect future revenue derived from securities trading.

                           OLDE Financial Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Compensation expense decreased $2.7 million or 7.5%, primarily due to decreases in commissions and bonus provisions.

Interest expense decreased by $230,000 or 2%. Average customer credit balances increased somewhat while average securities lending balances were lower than in the year earlier period. Interest on subordinated debt was lower in the first half of 1997 as a result of the maturity of $7.5 million of 12% senior subordinated debentures in April 1996. The components of interest expense are identified in Table II.

                          Table II - Interest Expense
                             (Dollars in thousands)


                                  Three Months Ended     Six Months Ended
                                 June 27,   June 28,     June 27,  June 28,
                                   1997      1996          1997      1996
                                -----------  ---------  ------------------
  Customers credit balances     $ 9,081     $ 7,409      $17,555   $14,676
  Subordinated loans                792         792        1,585     1,810
  Securities lending              1,660       3,457        2,960     6,475
  Other                             305         410          619       836
                                -------    --------     --------  --------
                 Total          $11,838     $12,068      $22,719   $23,797
                                =======    ========     ========  ========


Advertising and promotion expense decreased by $738,000 or 15%. Communication expense decreased by $1.1 million or 37.7% as a result of cost savings.

General and administrative expenses decreased by $752,000 or 1% for the quarter. The decrease is primarily due to general decreases in expenses.

Provisions for federal, state and local income taxes decreased by $5.3 million or 46% due to lower pre-tax income than in the year earlier period. The difference between the statutory income tax rate and the Company's effective tax rate is primarily due to provisions for state and local income taxes.

                           OLDE Financial Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Results of Operations for the Six Months Ended June 27, 1997
                 Compared to the Six Months Ended June 28, 1996

Total revenues for the six months ended June 27, 1997 decreased by $28.1 million or 13.8% compared to the six months ended June 28, 1996. The decrease occurred in revenues from principal transactions.

Total expenses decreased by $5.9 million or 4%, primarily due to decreases in communication, employee compensation and interest.

Pretax income decreased by $22.2 million or 35.8% to $39.8 million. Net income decreased by $13.6 million or 35% to $25.2 million.

Commission revenue was approximately equal to commission revenue in the prior year period.

Interest revenue decreased $917,000 or 1.8% from the prior year primarily due to a decrease in customer margin loans outstanding. The determinants of the Company's interest revenue are the average balances of invested assets and the rates of interest earned. Interest rates on all of these assets fluctuate with market conditions. The primary components of interest revenue are identified in Table I.

Revenue from principal transactions decreased by $27.5 million or 41%.
Revenues derived from market making in equity securities were $25.3 million and $52.5 million for the six month periods ending June 27, 1997 and June 28, 1996, respectively. This represents a decrease of $27.2 million or 51.7% which is primarily attributable to the impact of the SEC's new order handling rules on market making activities in U.S. securities markets including the market making activities of OLDE Discount, and a decrease in trading volume. Revenues from dealer activity in fixed income securities were $14 million and $14.4 million for the respective periods. This represents a decrease of $400,000 or 2.8%. Overall, such trading revenues are affected by a variety of factors which cannot be predicted including, but not limited to, market liquidity, volatility, trader skill, national and international economic conditions, and legislation and regulation affecting the U.S. and international and financial services communities. Changes in any of these factors may affect future revenue derived from securities trading.

Compensation expense decreased $2.7 million or 4%, primarily due to decreases in commissions and bonus provisions. Staffing levels increased slightly from the year earlier period.

Interest expense decreased by a small amount, $1.1 or 4.5%. Average customer credit balances decreased somewhat while average securities lending balances were lower than in the year earlier period. On a comparative basis, interest on subordinated debt was lower in the 1997 period as a result of the maturity of $7.5 million of 12% senior subordinated debentures in April 1996. The components of interest expense are identified in Table II.

Advertising and promotion expense decreased by $522,000 or 6%. Communication expense decreased $1.3 million or 24.6% as a result of cost savings.

General and administrative expenses increased slightly by $44,000 for the six month period. The decrease is primarily due to general decreases in expenses.

Provisions for federal, state and local income taxes decreased by $8.6 million or 37% due to lower pre-tax income than in the year earlier period. The difference between the statutory income tax rate and the Company's effective tax rate is primarily due to provisions for state and local income taxes.

                           OLDE Financial Corporation
Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)
                        Liquidity and Capital Resources

Most of the Company's assets are highly liquid, consisting primarily of cash, U.S. Government and U.S. Government agencies securities purchased under agreements to resell ( which may be segregated for the exclusive benefit of customers pursuant to regulatory requirements), marketable securities and receivables from customers and other broker-dealers. As of June 27, 1997, approximately $305.4 million of U.S. Government securities purchased under agreements to resell and cash were segregated in special reserve accounts of OLDE Discount for the exclusive benefit of customers. Assets in special reserve accounts are not available to meet obligations of OLDE Discount, except to customers. Receivables from customers are collateralized by readily marketable securities in accordance with margin regulations. Receivables from other broker-dealers represent amounts due upon the Company's delivery of securities, either to settle a sell transaction or close a stock borrowed position.

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

OLDE Discount has arranged $180 million in secured lines of credit and letters of credit from two banks and it has periodically drawn on these lines of credit. Average daily borrowings, under the Company's current bank arrangements, were about $201,100 and there were no amounts outstanding at any month end date under the lines of credit during the six months ending June 27, 1997.

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

As a broker-dealer registered with the Securities and Exchange Commission, OLDE Discount is subject to regulatory net capital requirements designed to ensure the financial integrity and liquidity of broker-dealers. As of June 27, 1997, OLDE Discount had net capital for regulatory purposes of $247.3 million which exceeded its minimum net capital requirement by $226.1 million. See also, Note 7 to Consolidated Financial Statements.

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

Part II. - Other Information

Item 6. Exhibits and Reports on Form 8-K

               (b) There were no reports filed on Form 8-K during the quarterly period ended June 27, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Dated:  August 8, 1997               OLDE Financial Corporation
                                     -----------------------------
                                           (Registrant)



                                           By:/s/ Randal J. Mudge
                                           ------------------------
                                           Randal J. Mudge
                                           President and Director



                                           By:/s/ Mack H. Sutton
                                           ------------------------
                                           Mack H. Sutton
                                           Chief Financial Officer

                                 Exhibit Index

    Exhibit
    No.               Description
    -------           --------------------------------
    27                Broker-Dealers and Broker Dealer Holding Companies
                      Financial Data Schedule BD, which is submitted
                      electronically to the Securities and Exchange Commission
                      for information only and not filed.
