Form 10-Q
period 1997-09-30
OLDE FINANCIAL CORP
filed 1997-11-10
CIK 813180

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.   20549

                                   FORM 10-Q


         (MARK ONE)
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

         For the quarterly period ended September 26, 1997

                                       OR

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from                    to
                               ------------------    -------------------------

Commission File Number: 33-22183
                        ------------------------------------------------------

                           OLDE FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


Michigan                                                          38-2722519
-----------------------------------------------------------------------------------------------------
(State or other jurisdiction of incorporation or organization)   (I.R.S. Employer Identification No.)

751 Griswold Street Detroit, Michigan                                                           48226
-----------------------------------------------------------------------------------------------------
(Address of principal executive offices)                                                   (Zip Code)

(313) 961-6666
-----------------------------------------------------------------------------------------------------
(Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes [X]  No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

                 Common stock, $0.10 par value                                  30,919,308
                 -----------------------------                    --------------------------------------
                              Class                               Outstanding as of November 7, 1997


                           OLDE Financial Corporation
                                   Form 10-Q
                    For the Period Ended September 26, 1997


                                                                                                    Page
Part I.          Financial Information

         Item 1. Financial Statements

                 Consolidated Statements of Financial
                 Condition - September 26, 1997 (Unaudited)
                 and December 31, 1996                                                                3

                 Consolidated Statements of Operations
                 Three & Nine Months Ended September 26, 1997
                 and September 27, 1996 (Unaudited)                                                   5

                 Consolidated Statements of Cash Flows
                 Nine Months Ended September 26, 1997 and
                 September 27, 1996 (Unaudited)                                                       6

                 Notes to Consolidated Financial Statements (Unaudited)                               7

         Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                        13


Part II.         Other Information

         Item 6. Exhibits and Reports on Form 8-K                                                     19


                 Signature                                                                            20


"Safe Harbor" Statement under the Private Securities Litigation Reform Act of 1995: Some of the statements under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other statements which are not historical facts are forward- looking statements that involve risks and uncertainties. Such risks and uncertainties include, but are not limited to, the effect of national and international economic and political conditions on the securities industry generally, the impact of competitive products and services on the Company's business specifically, and the Company's ability to introduce new products successfully. Other factors include changes in securities rules and regulations affecting the Company's business, revisions in regulatory bodies' interpretations of these rules and regulations, Federal Reserve Board policies and actions with regard to interest rates, news media reports on securities valuations, changes in the taxation of securities transactions, alterations in customer investment product preferences, and other risks. Business risk and uncertainty being inherent in these components of the Company's business environment, there can be no assurance that projections in such forward-looking statements will be realized.

Part I. - Financial Information

Item 1. - Financial Statements

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                    September 26, 1997 and December 31, 1996

                                                                                 September 26,       December 31,
                                                                                     1997                1996
                                                                                     (Unaudited)
                                                                             ----------------------------------------
Assets:
Cash                                                                         $      14,216,828    $      36,318,892
Short term investments - at cost which approximates
     market                                                                         23,688,760           22,811,775
U.S. Government and U.S. Government Agencies securities
     purchased under agreements to resell - at resale amount                       161,500,000          179,974,000

Special reserve account for benefit of customers:
     U.S. Government securities purchased under
          agreements to resell - at resale amount                                  219,583,000          119,881,000
     Cash                                                                                6,690                6,201
                                                                             ----------------------------------------
                                                                                   219,589,690          119,887,201

Deposits with clearing organizations:
     Cash                                                                            1,735,000            2,004,965
     U.S. Government and other securities - at market                                4,560,150            3,689,434
                                                                             ----------------------------------------
                                                                                     6,295,150            5,694,399


Receivables:
     Customers                                                                   1,122,534,679        1,153,541,049
     Brokers, dealers and clearing organizations                                    24,275,015           24,270,894
     Other, including $621,007 and $323,168 from,
          affiliates at September 26, 1997 and December 31, 1996,
          respectively                                                               8,264,962            7,030,219
     Less reserve for doubtful accounts                                             (1,808,764)          (1,700,182)
                                                                             ----------------------------------------
                                                                                 1,153,265,892        1,183,141,980


Securities owned - at market                                                        38,756,556           37,910,060
Property and equipment - at cost less accumulated
     depreciation and amortization of $38,079,772 and $30,832,793
     at September 26, 1997 and December 31, 1996, respectively                      50,692,405           55,453,237
Exchange memberships - at cost                                                         793,778              808,778
Other                                                                                8,405,673            8,227,953
                                                                             ----------------------------------------
                                                                             $   1,677,204,732    $   1,650,228,275
                                                                             ========================================

See accompanying notes

                           OLDE Financial Corporation
                 Consolidated Statements of Financial Condition
                    September 26, 1997 and December 31, 1996

                                                                                  September 26,     December 31,
                                                                                      1997               1996
                                                                                    (Unaudited)
                                                                             ----------------------------------------
Liabilities and Stockholders' Equity:
Payable to customers                                                         $  1,096,754,497     $   1,087,561,270
Payable to brokers and dealers                                                    190,362,839           179,341,557
Securities sold, not yet purchased - at market                                      8,768,854             6,989,535
Accrued income taxes                                                                4,062,400             3,552,574
Real estate mortgages                                                              11,806,591            13,410,599
Capital lease obligations                                                           2,724,537             4,226,682
Accounts payable, accrued expenses and other
     including $1,068,766 and $1,178,963 to affiliates
     at September 26, 1997 and December 31, 1996,
     respectively                                                                  44,228,633            26,281,213
                                                                             ----------------------------------------
                                                                                1,358,708,351         1,321,363,430


Subordinated debt:
     12.5% Senior subordinated debentures due
          August, 1998                                                              9,422,000            10,000,000
     9.6% Senior subordinated debentures due
          May, 2002                                                                17,201,850            20,000,000
                                                                             ----------------------------------------
                                                                                   26,623,850            30,000,000

Commitments and contingencies (Note 6)


Stockholders' equity:
     Common stock ($0.10 par value; 40,000,000 shares
          authorized; 30,984,155 and 36,810,000 shares
          issued and outstanding at September 26, 1997
          and December 31, 1996, respectively)                                      3,098,415             3,681,000
     Retained earnings                                                            288,774,116           295,183,845
                                                                             ----------------------------------------
Total stockholders' equity                                                        291,872,531           298,864,845
                                                                             ----------------------------------------
                                                                             $  1,677,204,732     $   1,650,228,275
                                                                             ========================================




See accompanying notes.

                           OLDE Financial Corporation
                     Consolidated Statements of Operations
                      For the Three and Nine Months Ending
                   September 26, 1997 and September 27, 1996
                                  (Unaudited)


                                                   Three Months Ended                         Nine Months Ended
                                              September 26,    September 27,             September 26,     September 27,
                                                 1997             1996                      1997              1996
                                             ----------------------------------------    ----------------------------------------

Revenues:
     Commissions                             $   45,636,393   $   30,756,704           $   122,826,904  $108,045,835
     Principal transactions                      18,785,913       24,040,514                58,131,122    90,930,883
     Interest                                    27,478,408       25,375,454                78,553,019    77,367,243
     Other                                        4,816,850        2,987,218                12,404,350    10,150,756
                                             --------------------------------          -----------------------------
Total revenues                                   96,717,564       83,159,890               271,915,395   286,494,717


Expenses:
     Employee compensation and benefits          36,137,562       27,900,765               100,716,022    95,167,078
     Commissions, floor brokerage and fees        2,642,832        2,397,483                 7,602,450     7,477,860
     Communications                               1,834,541        2,588,508                 5,966,715     8,069,955
     Advertising and promotional                  3,337,959        3,719,474                11,569,325    12,472,622
     General and administrative                   7,323,840        8,198,292                21,675,271    22,505,439
     Interest                                    12,677,683       10,923,797                35,396,907    34,721,017
     Occupancy                                    5,475,968        5,915,805                16,821,650    17,640,248
     Data processing and supplies                 2,653,474        2,413,702                 7,766,705     7,363,292
                                             --------------------------------          -----------------------------
Total expenses                                   72,083,859       64,057,826               207,515,045   205,417,511
                                             --------------------------------          -----------------------------
Income before income taxes                       24,633,705       19,102,064                64,400,350    81,077,206
Income tax provision                              9,363,000        7,072,200                23,903,000    30,238,200
                                             --------------------------------          -----------------------------
Net income                                   $   15,270,705   $   12,029,864           $    40,497,350   $50,839,006
                                             ================================          =============================

Net income per common share                           $0.49            $0.33                     $1.27         $1.38
                                             ================================          =============================


Weighted average shares
     outstanding                                 30,984,155       36,810,000                 31,736,651   36,790,849
                                             ===============================           =============================



See accompanying notes

                           OLDE Financial Corporation
                     Consolidated Statements of Cash Flows
                           For the Nine Months Ended
                   September 26, 1997 and September 27, 1996
                                  (Unaudited)


                                                                                         Nine Months Ended
                                                                                  September 26,        September 27,
                                                                                       1997                 1996
                                                                                 ------------------------------------

Cash flows from operating activities:
Net income                                                                       $    40,497,350    $    50,839,006
Adjustments to reconcile net income to net cash
     provided by  (used in) operating activities:
Depreciation and amortization                                                          7,628,471          6,965,184
(Increase) decrease in:
     Special reserve account for benefit of customers                                (99,702,489)       (15,319,861)
     Deposits with clearing organizations                                               (600,751)            27,979
     Receivables from customer                                                        31,006,370        167,154,968
     Receivables from brokers, dealers, and clearing organizations                        (4,121)         1,081,501
     Receivables from others                                                          (1,521,157)         3,461,707
     Securities purchased under agreements to resell                                  18,474,000        (48,593,000)
     Securities owned                                                                   (846,496)         8,791,738
     Other assets, net                                                                  (162,720)          (913,362)
Increase (decrease) in:
     Payables to customers                                                             9,193,227        109,293,219
     Payables to brokers and dealers                                                  11,021,282       (294,747,982)
     Securities sold, not yet purchased                                                1,779,319          1,936,399
     Accrued income taxes                                                                509,826           (663,612)
     Accounts payable, accrued expenses and other liabilities                         18,342,416          8,067,674
                                                                                 -----------------------------------
Net cash provided by (used in) operating activities                                   35,614,527         (2,618,442)

Cash flows used in investing activities:
Capital expenditures                                                                  (2,126,405)        (4,019,908)

Cash flows provided by (used in) financing activities:
Repurchase of bonds 9.6% interest                                                     (2,798,150)            -
Repurchase of bonds 12.5% interest                                                      (578,000)            -
Issuance of common stock                                                                  -                 415,350
Redemption of common stock                                                           (47,489,664)            -
Payment of Senior Subordinated Debentures                                                 -              (7,500,000)
Principal payments on real estate mortgages                                           (2,206,065)        (2,546,864)
Real estate mortgages obtained                                                           602,057             -
Principal payments on capital lease obligations

                                                                                      (2,243,379)        (1,683,952)
                                                                                 ----------------------------------
Net cash used in financing activities                                                (54,713,201)       (11,315,466)
                                                                                 ----------------------------------
Net decrease in cash                                                                 (21,225,079)       (17,953,816)
Cash and cash equivalents at the beginning of period                                  59,130,667         52,934,492
                                                                                 ----------------------------------
Cash and cash equivalents at end of period                                       $    37,905,588    $    34,980,676
                                                                                 ==================================
See accompanying notes

                           OLDE Financial Corporation
                   Notes to Consolidated Financial Statements
                               September 26,1997
                                  (Unaudited)

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



2.  Significant accounting policies

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments, which consist only of normal recurring adjustments, necessary to present fairly the financial position of the Company at September 26, 1997 and December 31, 1996, and the results of its operations and its cash flows for the periods ended September 26, 1997 and September 27, 1996. The Company's accounting policies have been consistently followed.
These unaudited consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K, and periodic reports on other Forms 10-Q. Results for interim periods may not be indicative of results for the entire year.

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


5.  Securities lending

At September 26, 1997, funds obtained under securities lending agreements, which is included with payables to broker dealers, amounted to $190 million. At December 31, 1996, the securities lending amount was $177.4 million. Securities loaned are securities held by customers on margin. When loaning securities, OLDE Discount receives cash collateral approximately equal to the value of the securities loaned. The amount of cash collateral is adjusted daily for market fluctuations in the value of the securities loaned. Interest rates paid on the cash collateral fluctuate with short-term interest rates.


6.  Bank lines of credit, debt, commitments and contingencies

At September 26, 1997, bank lines of credit available to OLDE Discount amounted to $180 million. A line of credit in the amount of $80 million may be withdrawn at the discretion of the bank. The Company has a $100 million committed line of credit that expires in August 1998. Subject to the terms of the agreement, this line of credit may be extended for one year at the bank's discretion. Separate commitments for letters of credit in the amount of $75 million were also available. Short-term bank loans outstanding under the lines of credit are payable either on demand or upon expiration of the line of credit and are collateralized by marketable securities carried for the accounts of margin customers. Loans outstanding bear interest at broker loan rates.

There were no borrowings under these lines of credit at September 26, 1997 or December 31, 1996. During 1996 and 1997, there were no compensating balance requirements related to these lines of credit.

As of September 26, 1997, OLDE Discount had provided a clearing corporation with letters of credit totaling $42.5 million that satisfied margin deposit requirements of $42 million. These letters of credit are secured by customers' margin securities.

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

6.  Bank lines of credit, debt, commitments and contingencies (continued)

OLDE Discount leases office facilities over varying periods extending to 2002. The Company's approximate minimum annual rental commitments under non-cancelable operating leases are as follows:

           1997                                          $ 1,500,000
           1998                                            5,233,000
           1999                                            3,926,000
           2000                                            2,530,000
           2001                                            1,534,000
           Thereafter                                      1,001,000
                                                         -----------
                                                         $15,724,000
                                                         ===========

Certain of the office leases contain renewal options ranging from one to five years. The office leases generally provide for rent escalation resulting from increased real estate assessments for real estate taxes and other charges. Rental expense for office facilities under non- cancelable operating leases was $5,298,000 and $5,491,000, respectively for the nine month periods ended September 26, 1997 and September 27, 1996.

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

                           OLDE Financial Corporation
             Notes to Consolidated Financial Statements (Continued)
                                  (Unaudited)

7. Net capital requirements

OLDE Discount is required to maintain minimum net capital as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 and has elected to comply with the alternative net capital requirement, which requires a broker-dealer to maintain minimum net capital equal to the greater of $1,000,000 or 2% of the combined aggregate debit balances arising from customer transactions, as defined. The net capital rule also provides that equity capital may not be withdrawn or cash dividends paid if resulting net capital would be less than the greater of 5% of combined aggregate debit items or $1,000,000. At September 26, 1997, OLDE Discount's net capital of $259.6 million, which was 22% of aggregate debit items, exceeded by $235.9 million its minimum required net capital of $23.7 million.

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

The Company paid approximately $23.5 million and $32.3 million in income taxes for the nine month periods ending September 26, 1997 and September 27, 1996, respectively.


9. Related party transactions

Directors and officers of the Company and their associates maintain cash accounts and margin accounts with OLDE Discount and execute securities transactions through OLDE Discount in the ordinary course of business.

OLDE Discount purchases significant advertising and promotional material from Financial Marketing Services, Inc. ("FMS"), a Michigan corporation wholly-owned by the majority shareholder of the Company, and North American Printing Company ("North American") formerly Sumner Press, Ltd., a Canadian company controlled by FMS. North American supplies FMS with substantially all of OLDE Discount's printed advertising materials. OLDE Discount has agreed to purchase substantially all of its printed materials from FMS. Minimum annual advertising purchases under this agreement will be $2.4 million through 1997. In total, the Company's advertising purchases from FMS amounted to approximately $8.7 million and $8.8 million for the nine months ending September 26, 1997 and September 27, 1996, respectively. Other subsidiaries of FMS charged the Company approximately $692,000 and $642,000 in the same periods, respectively, primarily for mailing and general services.

Cash disbursements (including deposits made for future deliveries) for office furnishings, office renovation, remodeling materials and other supplies from Canadian Consumer League, Inc., a company owned by the Company's majority shareholder, amounted to approximately $129,000 and $853,000, respectively for the nine month periods ended September 26, 1997 and September 27, 1996.

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

At September 26, 1997 and December 31, 1996, the Company held investments of $18.6 million and $22.8 million, respectively, in shares of money market mutual funds sponsored and managed by subsidiaries of the Company.


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

A substantial portion of the Company's other financial instruments, consisting primarily of customer margin loans and customer credit balances, earn or pay rates of interest that change in accordance with general changes in short-term interest rates. Such instruments are carried in the financial statements at the amount receivable or payable on demand, which is considered to be the estimated fair value. Outstanding subordinated debentures of the Company pay rates of interest fixed at the time of their issuance. The estimated value of these debentures fluctuates inversely to changes in interest rates. The excess of estimated market value of the debentures compared to their recorded cost based on interest rates in effect at September 26, 1997 and December 31, 1996 is not considered material.

The above disclosures do not extend to estimated fair value amounts for items not defined as financial instruments by FASB No. 107 "Disclosures About Fair Value of Financial Instruments", for example customer relationships, which possess significant value.


11. Non cash financing activities

The Company incurred liabilities for capital lease obligations in the amount of approximately $741,000 and $1.1 million for the nine month periods ending September 26, 1997 and September 27, 1996, respectively. These transactions affected the Company's recognized liabilities, but were not characterized by the receipt or payment of cash.

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

The securities industry is governed by extensive regulation under both Federal and state laws, including regulation delegated to self- regulatory organizations. The primary stated purpose of the regulations is the protection of investors and the securities markets. New legislation, changes in rules by the SEC and self-regulatory organizations or changes in the interpretation or enforcement of current regulations may directly affect the methods of operation and profitability of securities broker-dealers.

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

                              Financial Condition

From December 31, 1996, total assets of the Company increased by $27 million to $1.68 billion at September 26, 1997. Cash decreased by $22.1 million and firm investments in repurchase agreements decreased by $18.5 million. Funds invested in the Special Reserve Account for the exclusive benefit of customers increased by $99.7 million. Net receivables, consisting primarily of secured customer margin loans, decreased by $30 million.

Total liabilities increased by $34 million from December 31, 1996 to $1.4 billion at September 26, 1997. There was a $9.2 million increase in payables to customers and an $11 million increase in payables to broker-dealers and clearing organizations, primarily a result of increased securities lending balances.

Shareholders' equity decreased by $7 million during the nine month period to $292 million as a result of stock redemptions. In February 1997, the Board of Directors of OLDE Discount approved the payment of cash dividends to the Company in the amount of $45,124,940 and the Board of Directors of OLDE Asset Management approved the payment of cash dividends to the Company in the amount of $2,250,000. The dividends were paid in the first quarter of 1997. The Company utilized the funds obtained from the dividends to redeem 5,812,876 shares of its capital stock at $8.15 per share, for total consideration of $47,374,940. This reduction in shareholders' equity was offset, in part, by the addition of $40.5 million in net income during the nine month period.

                           OLDE Financial Corporation
      Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)

      Results of Operations for the Three Months Ended September 26, 1997
             Compared to the Three Months Ended September 27, 1996

Total revenues for the three months ended September 26, 1997 increased by $13.6 million or 16.3% compared to the three months ended September 27, 1996. The increase in revenues resulted from an increase in transaction volume.

Total expenses increased by $8 million or 12.5%, primarily due to increases in employee compensation and interest expense.

Pretax income increased by $5.5 million or 29% to $24.6 million. Net income increased by $3.2 million or 26.9% to $15.3 million.

Commission revenue increased by $14.9 million, or 48.4%, primarily due to an increase in transaction volume.

Interest revenue increased $2.1 million or 8.3% from the prior year. The determinants of the Company's interest revenue are the average balances of invested assets and the rates of interest earned. Interest rates on all of these assets fluctuate with market conditions. The primary components of interest revenue are identified in Table I.

                                              Table I - Interest Revenue
                                                (Dollars in thousands)

                                                 Three Months Ended                  Nine Months Ended
                                              Sept. 26,       Sept. 27,          Sept. 26,         Sept. 27,
                                                1997            1996               1997               1996
                                              ------------------------           ---------------------------
   Customer margin balances                  $ 21,130         $ 23,403           $   62,454         $ 71,298
   Repurchase agreements                        5,795            1,334               14,333            4,045
   U.S. Government securities                      57               72                  193              159
   Securities borrowed                            250              236                  661              640
   Other                                          246              330                  912            1,225
                                             -------------------------           ---------------------------
           Total                             $ 27,478         $ 25,375           $   78,553         $ 77,367
                                             =========================           ===========================

Revenue from principal transactions decreased by $5.3 million or 21.9%. Revenues derived from market making in equity securities were $11.2 million and $18.3 million for the three month periods ending September 26, 1997 and September 27, 1996, respectively. This represents a decrease of $7.1 million or 39% which is primarily attributable to the impact of the SEC's new order handling rules on market making activities in U.S. securities markets including the market making activities of OLDE Discount. Revenues from dealer activity in fixed income securities were $7.6 million and $5.7 million for the same periods, respectively. This represents an increase of $1.9 million or 33.2%. The increase is primarily attributed to an increase in sales of unit investment
trusts.   Overall, such trading revenues are affected by a variety of factors which cannot be predicted including, but not limited to, market liquidity, volatility, trader skill, national and international economic conditions, and legislation and regulation affecting domestic and international financial services communities. Changes in any of these factors may affect future revenue derived from securities trading.

                           OLDE Financial Corporation
      Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)

Compensation expense increased $8.2 million or 29.5%, largely due to an increase in commission expense. The increase in commission expense resulted from both the increase in revenue for the period and modification of commission formulas.

Interest expense increased by $1.8 million or 16.1%. Average customer credit balances increased somewhat while average securities lending balances were lower than in the year earlier period. Interest on subordinated debt was lower in the first half of 1997 as a result of the maturity of $7.5 million of 12% senior subordinated debentures in April 1996. The components of interest expense are identified in Table II.

                                                           Table II - Interest Expense
                                                             (Dollars in thousands)

                                             Three Months Ended                    Nine Months Ended
                                           Sept. 26,        Sept. 27,            Sept. 26,       Sept. 27,
                                               1997             1996                 1997             1996
                                           -------------------------             -------------------------
         Customers credit balances         $  9,961         $  7,321             $ 27,516         $ 21,997
         Subordinated loans                     791              793                2,376            2,603
         Securities lending                   1,731            2,426                4,691            8,901
         Other                                  195              384                  814            1,220
                                           -------------------------             -------------------------
                 Total                     $ 12,678          $10,924             $ 35,397         $ 34,721
                                           =========================             =========================

Advertising and promotion expense decreased by $382,000 or 10.3%.
Communication expense decreased by $754,000 or 29.1% as a result of cost savings.

General and administrative expenses decreased by $874,000 or 10.7% for the quarter. The decrease is primarily due to general decreases in expenses.

Provisions for federal, state and local income taxes increased by $2.3 million or 32.4% due to higher pre-tax income than in the year earlier period. The difference between the statutory income tax rate and the Company's effective tax rate is primarily due to provisions for state and local income taxes.

                           OLDE Financial Corporation
      Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)

       Results of Operations for the Nine Months Ended September 26, 1997
              Compared to the Nine Months Ended September 27, 1996

Total revenues for the nine months ended September 26, 1997 decreased by $14.6 million or 5.1% compared to the nine months ended September 27, 1996. The decrease was due primarily to a reduction in revenues from principal transactions.

Total expenses increased by $2.1 million or 1%, primarily due to increases in employee compensation.

Pretax income decreased by $16.7 million or 20.6% to $64.4 million. Net income decreased by $10.3 million or 20.3% to $40.5 million.

Commission revenue increased $14.8 million or 13.7% compared to commission revenue in the prior year period.

Interest revenue increased $1.2 million or 1.5% from the prior year primarily due to an increase in investments . The determinants of the Company's interest revenue are the average balances of invested assets and the rates of interest earned. Interest rates on all of these assets fluctuate with market conditions. The primary components of interest revenue are identified in Table
I. Customer margin loans outstanding decreased as compared to the same period in the previous year.

Revenue from principal transactions decreased by $32.8 million or 36%.
Revenues derived from market making in equity securities were $36.5 million and $70.8 million for the nine month periods ending September 26, 1997 and September 27, 1996, respectively. This represents a decrease of $34.3 million or 48.4% which is primarily attributable to the impact of the SEC's new order handling rules on market making activities in U.S. securities markets, including the market making activities of OLDE Discount. Revenues from dealer activity in fixed income securities were $21.6 million and $20.1 million for the respective periods. This represents a increase of $1.5 million or 7.4%. The increase is primarily from an increase in sales of unit investment trusts. Overall, such trading revenues are affected by a variety of factors which cannot be predicted including, but not limited to, market liquidity, volatility, trader skill, national and international economic conditions, and legislation and regulation affecting domestic and international financial services communities. Changes in any of these factors may affect future revenue derived from securities trading.

Compensation expense increased $5.6 million or 5.8%, primarily due to increases in commissions and bonus provisions. Staffing levels decreased from the year earlier period.

Interest expense increased by $676,000 or 1.9%. Average customer credit balances increased while average securities lending balances and rebate rates were lower than in the year earlier period. On a comparative basis, interest on subordinated debt was lower in the 1997 period as a result of the maturity of $7.5 million of 12% senior subordinated debentures in April 1996. The components of interest expense are identified in Table II.

Advertising and promotion expense decreased by $903,000 or 7.2%. Communication expense decreased $2.1 million or 26.1% as a result of cost saving measures taken.

General and administrative expenses decreased by $830,000 or 3.7% for the nine month period. The decrease is primarily due to general decreases in expenses.

Provisions for federal, state and local income taxes decreased by $16.7 million or 20.6% due to lower pre-tax income than in the year earlier period. The difference between the statutory income tax rate and the Company's effective tax rate is primarily due to provisions for state and local income taxes.

                           OLDE Financial Corporation
  Management's Discussion and Analysis of Financial Condition and Results of
                            Operations (Continued)
                       Liquidity and Capital Resources

Most of the Company's assets are highly liquid, consisting primarily of cash, U.S. Government and U.S. Government agencies securities purchased under agreements to resell ( which may be segregated for the exclusive benefit of customers pursuant to regulatory requirements), marketable securities and receivables from customers and other broker-dealers. As of September 26, 1997, approximately $219.6 million of U.S. Government securities purchased under agreements to resell and cash were segregated in special reserve accounts of OLDE Discount for the exclusive benefit of customers. Assets in special reserve accounts are not available to meet obligations of OLDE Discount, except to customers. Receivables from customers are collateralized by readily marketable securities in accordance with margin regulations. Receivables from other broker- dealers represent amounts due upon the Company's delivery of securities, either to settle a sell transaction or close a stock borrowed position.

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

OLDE Discount has arranged $180 million in secured lines of credit and letters of credit from two banks and it has periodically drawn on these lines of credit. Average daily borrowings, under the Company's current bank arrangements, were about $165,300 and there were no amounts outstanding at any month end date under the lines of credit during the nine months ending September 26, 1997.

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

As a broker-dealer registered with the Securities and Exchange Commission, OLDE Discount is subject to regulatory net capital requirements designed to ensure the financial integrity and liquidity of broker-dealers. As of September 26, 1997, OLDE Discount had net capital for regulatory purposes of $259.6 million which exceeded its minimum net capital requirement by $235.9 million. See also, Note 7 to Consolidated Financial Statements.

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

The Financial Accounting Standards Board (FASB) issued this year "Statements of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities; No. 128, Earnings Per Share; and No. 129, Disclosure of Information about Capital Structure." The adoption of these standards will not have a material effect on the Company's financial statements.

Part II. - Other Information

Item 6.          Exhibits and Reports on Form 8-K

                          (b) There were no reports filed on Form 8-K during the quarterly period ended September 26, 1997.

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated:  November 7, 1997                  OLDE Financial Corporation
                                          (Registrant)



                                          By:/s/ Randal J. Mudge
                                             -------------------------------
                                             Randal J. Mudge
                                             President and Director



                                          By:/s/ Mack H. Sutton
                                             -------------------------------
                                             Mack H. Sutton
                                             Chief Financial Officer

                                 Exhibit Index


Exhibit
No.                Description

27                 Broker-Dealers and Broker Dealer Holding Companies
                   Financial Data Schedule BD, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.